Form 10-Q
period 2023-06-30
SRM Entertainment, Inc.
filed 2023-10-03
CIK 1956744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission File Number 001-41768

SRM ENTERTAINMENT, INC.

(Exact name of registrant as specified in charter)

Nevada	32-0686534
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

1061 E. Indiantown Road, Suite 110 Jupiter, FL	33477
(Address of principal executive offices)	(Zip Code)

(407) 230-8100

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $.0001 par value per share	SRM	Nasdaq

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ YES ☒ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be pursuant to Rule 405 of Regulation S- T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES ☒ NO

As of September 29, 2023, there were 9,450,000 shares of the registrant’s common stock outstanding.

FORM 10-Q TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q includes the accounts of SRM Entertainment, Inc., a Nevada corporation (“SRM”). References in this Report to “we”, “our”, “us” or the “Company” refer to SRM Entertainment, Inc. unless the context dictates otherwise.

FORWARD LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “will,” “may,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” “forecasts,” “potential,” “continue,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results and the development of our products, are forward-looking statements.

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors” below, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We file reports with the Securities and Exchange Commission (“SEC”). The public can read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

1

Item 1. Financial Statements

SRM Entertainment, Inc.

Page

Condensed Balance Sheets as of June 30, 2023 (Unaudited) and December 31, 2022 (Audited)	F-2
Condensed Statements of Operations for the Three and Six Months Ended June 30, 2023 and the Period from Inception (April 22, 2022) to June 30, 2022 (Unaudited)	F-3
Condensed Statements of Changes in Shareholders’ Deficit for the Three and Six Months Ended June 30, 2023 and the date of Inception (April 22, 2022) to June 30, 2022 (Unaudited)	F-4
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2023 and the date of Inception (April 22, 2022) to June 30, 2022 (Unaudited)	F-5
Notes to the Financial Statements (Unaudited)	F-6

SRM Entertainment, Inc.

Condensed Balance Sheets

As of June 30, 2023 and December 31, 2022

	Six Months Ended June 30, 2023	Year ended December 31, 2022
	(Unaudited)	(Audited)
Assets
Cash	$14,938	$7,650
Prepaid expenses	92,219	-
Total assets	107,157	7,650

Liabilities and Shareholders’ Deficit
Accounts Payable	$133	$-
Loan from S.R.M. Entertainment Limited	133,449	7,699
Accounts payable to Jupiter Wellness	798	1,374

Total Liabilities	134,380	9,073

Shareholders’ Deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized of which none are issued and outstanding	-	-
Common stock, $.0001 par value, 100,000,000 shares authorized, 1,700,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	170	170
Additional paid-in capital	-	-
Subscriptions receivable	-	(20)
Accumulated deficits	(27,393)	(1,573)
Total Shareholders’ Deficit	(27,223)	(1,423)

Total Liabilities and Shareholders’ Deficit	$107,157	$7,650

The accompanying notes are an integral part of these unaudited financial statements.

SRM Entertainment, Inc.

Condensed Statements of Operations

For the Three and Six Months Ended June 30, 2023 and

the Period from Inception (April 22, 2022) to June 30, 2022

(Unaudited)

	Three Months Ended June 30,	Inception (April 22) to June 30,	Six Months Ended June 30,	Inception (April 22) to June 30,
	2023	2022	2023	2022
Revenue
Sales	$-	$-	$-	$-
Cost of Sales	-	-	-	-
Gross profit	-	-	-	-

Operating expense
General and administrative expenses	18,115	1,374	25,820	1,374

Total operating expenses	18,115	1,374	25,820	1,374

Other income / (expense)	-	-	-	-
Interest income	-	-	-	-
Interest expense	-	-	-	-
Other income / (expense)	-	-	-	-
Total other income (expense)	-	-	-	-

Net (loss)	$(18,115)	$(1,374)	$(25,820)	$(1,374)

Net (loss) per share:
Basic	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of shares
Basic	1,700,000	1,700,000	1,700,000	1,700,000

The accompanying notes are an integral part of these unaudited financial statements.

SRM Entertainment, Inc.

Condensed Statements of Changes in Shareholders’ Deficit

For the Three and Six Months Ended June 30, 2023 and

the Period from Inception (April 22, 2022) to June 30, 2022

(Unaudited)

	Common Stock		Subscriptions
	Shares	Amount	Receivable	Deficit	Total
Inception, April 22, 2022	-	$-	$-	$-	$-
Issuance of Founder shares	1,700,000	170	(170)	-	-
Operation for the Period from Inception (April 22, 2022) to June 30, 2022	-	-	-	(1,374)	(1,374)
Balance, June 30, 2022	1,700,000	$170	$(170)	$(1,374)	$(1,374)

	Common Stock		Subscriptions
	Shares	Amount	Receivable	Deficit	Total
Balance December 31, 2022	1,700,000	$170	$(20)	$(1,573)	$(1,423)
Subscription payment	-	-	20	-	20
Operation for the three months ended March 31, 2023	-	-	-	(7,705)	(7,705)
Balance, March 31, 2023	1,700,000	170	-	(9,278)	(9,108)
Operation for the three months ended June 30, 2023	-	-	-	(18,115)	(18,115)
Balance, June 30, 2023	1,700,000	$170	$-	$(27,393)	$(27,223)

The accompanying notes are an integral part of these financial statements.

SRM Entertainment, Inc.

Condensed Statement of Cash Flows

For the Six Months Ended June 30, 2023 and

the Period from Inception (April 22, 2022) to June 30, 2022

(Unaudited)

	Six months ended	Inception (April 22) to
	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net (loss)	$(25,820)	$(1,374)
Adjustment to reconcile net loss to operating activities
Prepaid expenses	(92,219)	-
Accounts payable	133	-
Accounts payable to Jupiter Wellness	(576)	1,374
Net cash (used in) operating activities	(118,482)	-

Cash flows from investing activities:	-	-

Financing activities:
Loan from S.R.M. Entertainment Limited:	125,750	-
Cash from subscriptions receivable	20	-
Cash flows from financing activities:	125,770	-

Net increase in cash and cash equivalents	7,288	-

Cash and cash equivalents at the beginning of the period	7,650	-

Cash and cash equivalents at the end of the period	$14,938	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash items
Issuance of Founder shares	$-	$170

The accompanying notes are an integral part of these unaudited financial statements.

SRM Entertainment, Inc.

Notes to Financial Statements

For the Six Months Ended June 30, 2023 and

the Period from Inception (April 22, 2022) to December 31, 2022

(Unaudited)

Note 1 - Organization and Business Operations

SRM Entertainment, Inc. (the “Company”) is a Nevada corporation and was incorporated on April 22, 2022. To date the Company has had no operations. The Company’s principal business will be the design, manufacture and sale of toys to premier theme parks.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of US Securities and Exchange Commission (“SEC”).

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Going Concern

We have incurred losses since inception and have funded our operations primarily with loans from affiliates. As of June 30, 2023, we had a stockholders’ deficit of approximately $27,223. At June 30, 2023, we had short-term outstanding loans from affiliates of $134,247. As of June 30, 2023, we had cash of $14,938 and a working capital deficit of $27,223.

On August 14, 2023, the Company consummated its initial public offering (the “IPO”), pursuant to which it sold 1,250,000 shares of its common stock at a price of $5.00 per share, resulting in gross proceeds to the Company of approximately $6.25 million. Net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses paid by the Company, were approximately $5.3 million. EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”) acted as lead book-running manager for the offering and Dominari Securities LLC acted as co-manager for the offering. The underwriters did not exercise their option to purchase up to an additional 187,500 shares of common stock. It is management’s opinion that with the addition of the $5.3 million, the Company has sufficient working capital to cover its operational needs through December 31, 2024 and beyond. See Note 7 Subsequent Events.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows.

Inventory

Inventories will be stated at the lower of cost or market. The Company will periodically review the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. Inventory is based upon the average cost method of accounting.

Net Loss Per Share of Common Stock

Net income (loss) per share of Common Stock is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all Common Stock instruments such as options, warrants, convertible securities and preferred stock, unless the effect is to reduce a loss or increase earnings per share. As such, options, warrants, convertible securities, and preferred stock are not considered in the calculations, as the impact of the potential shares of Common Stock would be to decrease the loss per share.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Revenue Recognition

The Company will generate its revenue from the sale of its products directly to the end user (the “customer”).

The Company recognizes revenues by applying the following steps in accordance with FASB Accounting Standards Codification 606 “Revenue from Contracts with Customers” (“ASC 606”). Under ASC 606, revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

●	identify the contract with a customer;

●	identify the performance obligations in the contract;

●	determine the transaction price;

●	allocate the transaction price to performance obligations in the contract; and

●	recognize revenue as the performance obligation is satisfied.

The Company’s performance obligations are satisfied when goods or products are shipped on a FOB shipping point basis as title passes when shipped. Our products are generally paid in advance of shipment or standard net 30 days and we offer no specific right of return, refund or warranty related to our products except for cases of defective products of which there have been none to date.

Accounts Receivable and Credit Risk

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance, if applicable, for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions.

Foreign Currency Translation

Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the period. Equity accounts are translated at historical exchange rates.

Stock Based Compensation

The Company recognizes compensation costs to employees under FASB Accounting Standards Codification 718 “Compensation - Stock Compensation” (“ASC 718”). Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options and warrants. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

The Company has adopted ASU No. 2018-07 “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to non-employees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Recent Accounting Pronouncements

The company evaluated issued pronouncements and did not identify any recent ones that apply to the company.

Note 3 – Prepaid Expenses

At June 30, 2023, the Company had a total of $92,219 of prepaid expenses, consisting of; (i)Annual Stock Transfer and Nasdaq fees of $9,788 less amortization of $1,197 leaving a balance of $8,591; (ii) Insurance (D&O, General liability and Cyber Security & Crime) of $80,321 less amortization of $6,693 and (iii) Legal fees of $10,000. The total balance of prepaid insurance at June 30, 2023 was $73,628. There were no prepaid expenses at December 31, 2022.

Note 4 – Accounts Payable to Affiliates

During the period from the Company’s inception to December 31, 2022, Jupiter Wellness, Inc., a Delaware corporation (“Jupiter Wellness”) advanced the Company $1,374, of which $576 has been repaid during the six months ended June 30, 2023 leaving a balance of $798 at June 30, 2023. These advances were used for incorporation and formation fees of the Company. S.R.M. Entertainment Limited, a limited company established in 1981 under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China and a wholly-owned subsidiary of Jupiter Wellness (“SRM Limited”) advanced the Company $7,699 during the period from the Company’s inception to December 31, 2022 and an additional $125,750 during the six months ended June 30, 2023. SRM Limited’s loan balance at June 30, 2023 is $133,449. These advances were used for general working capital. The advances are non-interest bearing and no interest was imputed as the imputed interest was not material to the financial statements.

Note 5 - Capital Structure

Common Stock – The Company has 100,000,000 shares of Common Stock, par value $0.0001 authorized. On April 22, 2022, the Company recorded the issuance of 1,700,000 founder shares issued at par and subscription receivables totaling $170 as per verbal agreements with Richard Miller, Chief Executive Officer & Director; Brian S. John, Secretary and Chairman; Taft Flittner, President; Douglas McKinnon, Chief Financial Officer; Markita Russell; and Deborah McDaniel-Hand, Vice President of Production Development and Operations (each individually referred as a “Founder”).

Formal subscription agreements were executed on November 28, 2022 and $150 funds were paid by each respective Founder. As of December 31, 2022, the Company had recorded $170 as common stock and the balance of $20 for subscription’s receivable related to the common stock issued. The balance of $20 was paid in the first quarter of 2023.

Preferred Stock – The Company has 10,000,000 shares of preferred stock, par value $0.0001 authorized and has issued no preferred shares.

Note 6 - Commitments and Contingencies

Legal Proceedings

The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position, results of operations or liquidity.

Note 7 – Subsequent Events

The Company evaluated subsequent events through the date of issuance. The following changes occurred subsequent to June 30, 2023:

Initial Public Offering

On August 14, 2023, the Company consummated its IPO, pursuant to which it sold 1,250,000 shares of its common stock at a price of $5.00 per share, resulting in gross proceeds to the Company of approximately $6.25 million. Net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses paid by the Company, were approximately $5.3 million. All shares sold in our IPO were registered pursuant to a registration statement on Form S-1 (File No. 333-272250), as amended (the “Registration Statement”), declared effective by the SEC on August 14, 2023. EF Hutton acted as lead book-running manager for the offering and Dominari Securities LLC acted as co-manager for the offering. The underwriters did not exercise their option to purchase up to an additional 187,500 shares of common stock. The Company paid the underwriters an underwriting discount of eight percent (8%) of the amount raised in the offering. Additionally, as partial consideration for services rendered in connection with the offering, the Company issued EF Hutton warrants to purchase an aggregate of 57,500 shares of Company common stock, representing 4.0% of the aggregate shares sold in the offering. The warrants are exercisable at $6.00 per share, which represents 120% of the initial public offering price per share in the IPO, at any time and from time to time, in whole or in part, commencing on February 10, 2024, 180 days from the effective date of the Registration Statement, and expiring on August 14, 2028.

Merger with SRM Entertainment Limited.

On December 8, 2022, the Company entered into a Stock Exchange Agreement (the “Exchange Agreement”) with Jupiter Wellness to govern the separation of the Company’s business from Jupiter Wellness. On May 26, 2023, the parties entered into the Amended and Restated Exchange Agreement to include additional information regarding the distribution and separation of our business from Jupiter Wellness under the terms of which, Jupiter Wellness acquired 6,500,000 shares of common stock on May 31, 2023 (the “New Shares”), in exchange for all of the issued and outstanding ordinary shares of SRM Limited, an entity formed in Hong Kong in 1981 and acquired by Jupiter Wellness in 2020. The effective date for the issuance of the New Shares occurred on the effective date of the Company’s Form S-1 Registration Statement for the IPO but immediately prior to the closing of the IPO. The 6.5 million New Shares of the common stock represented approximately 79.3% of the outstanding shares post-issuance. Jupiter Wellness distributed 2,000,000 shares of the Company’s common stock to Jupiter Wellness’s stockholders and certain warrant holders (out of the 6.5 million New Shares issued in May 2023) and this occurred on the effective date of the Registration Statement but immediately prior to the closing of the IPO. Following such distribution, Jupiter Wellness owns 4.5 million of the 9,450,000 shares of common stock outstanding and SRM Entertainment Limited is a wholly owned subsidiary of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward- looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”, “our”, “SRM” and the “Company” mean SRM Entertainment, Inc.

General Overview

SRM Entertainment, Inc. (the “Company”) is a Nevada corporation and was incorporated on April 22, 2022. Following the Company’s IPO and the Company’s acquisition of SRM Limited, the Company has SRM Limited’s operations. Namely, the Company is a trusted toy and souvenir designer and developer, selling into the world’s largest theme parks and entertainment venues.

Our business is built on the principle that almost everyone is a fan of something and the evolution of pop culture is leading to increasing opportunities for fan loyalty. We create whimsical, fun and unique products that enable fans to express their affinity for their favorite “something”—whether it is a movie, TV show, favorite celebrity, or favorite restaurant. We infuse our distinct designs and aesthetic sensibility into a wide variety of product categories, including figures, plush, accessories, apparel, and homewares. With our unique style, expertise in pop culture, broad product distribution and highly accessible price points, we have developed a passionate following for our products that has underpinned our growth. We believe we sit at the nexus of pop culture—content providers value us for our broad network of retail customers, retailers value us for our portfolio of pop culture products and pop culture insights, and consumers value us for our distinct, stylized products and the content they represent.

Pop culture pervades modern life and almost everyone is a fan of something. Today, more quality content is available and technology innovation has made content accessible anytime, anywhere. As a result, the breadth and depth of pop culture fandom resembles, and in many cases exceeds, the type of fandom previously associated only with sports. Everyday interactions at home, work or with friends are increasingly influenced by pop culture.

We have invested strategically in our relationships with key constituents in pop culture. Content providers value us for our broad network of retail customers and retailers value us for our pop culture products, pop culture insights and ability to drive consumer traffic. Consumers, who value us for our distinct, stylized products, remain at the center of everything we do.

Content Providers: We have licensing relationships with many established content providers, and our products appear in venues such as Walt Disney Parks and Resorts, Universal Studios, SeaWorld, Six Flags, Great Wolf Lodge, Dollywood and Merlin Entertainment. We currently have licenses with Smurfs and Zoonicorn LLC, from which we can create multiple products based on each character within. Content providers trust us to create unique, stylized extensions of their intellectual property that extend the relevance of their content with consumers through ongoing engagement, helping to maximize the lifetime value of their content.

Retail Channels: We can provide our retail customers a customized product mix designed to appeal to their particular customer bases. Theme parks and the entertainment industry recognize the opportunity presented by the demand for pop culture products and are continuing to dedicate space to our products and the pop culture category. We believe meaningful traffic to our products will continue because our products have their own built-in fan base, are refreshed regularly creating a “treasure hunt” shopping experience for consumers and are often supplemented with exclusive products that are at the forefront of pop culture.

Consumers: Fans are increasingly looking for ways to express their affinity for and engage with their favorite pop culture content. Over time, many of our consumers evolve from occasional buyers to more frequent purchasers, whom we categorize as enthusiasts or collectors. We create products to appeal to a broad array of fans across consumer demographic groups—men, women, boys and girls—not a single, narrow demographic. We currently offer an array of products that sell across several categories. Our products are generally priced between $2.50 and $50.00, which allows our diverse consumer base to express their fandom frequently and impulsively. We continue to introduce innovative products designed to facilitate fan engagement at different price points and styles.

We have developed a nimble and low-fixed cost production model. The strength of our management team and relationships with content providers, retailers and third-party manufacturers allows us to move from product concept to a new product tactfully. As a result, we can dynamically manage our business to balance current content releases and pop culture trends with timeless content based on classic movies, such as Harry Potter or Star Wars. This has allowed us to deliver significant growth while lessening our dependence on individual content releases.

Recent Developments

On December 8, 2022, the Company entered into the Exchange Agreement with Jupiter Wellness to govern the separation of the Company’s business from Jupiter Wellness. On May 26, 2023, the parties entered into the Amended and Restated Exchange Agreement to include additional information regarding the distribution and separation of our business from Jupiter Wellness under the terms of which, Jupiter Wellness acquired 6,500,000 shares of common stock on May 31, 2023, in exchange for all of the issued and outstanding ordinary shares of SRM Limited, an entity formed in Hong Kong in 1981 and acquired by Jupiter Wellness in 2020. The 6.5 million newly-issued shares of the common stock represented approximately 79.3% of the outstanding shares post-issuance. Jupiter Wellness distributed 2,000,000 shares of the Company’s common stock to Jupiter Wellness’s stockholders and certain warrant holders (out of the 6.5 million shares issued in May 2023) and this occurred on the effective date of the Registration Statement but prior to the closing of the IPO. Following such distribution, Jupiter Wellness owns 4.5 million of the 9,450,000 shares of common stock outstanding and SRM Limited is a wholly owned subsidiary of the Company.

Pursuant to the IPO, the Company sold 1,250,000 shares of its common stock at a price of $5.00 per share, resulting in gross proceeds to the Company of approximately $6.25 million. Net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses paid by the Company, were approximately $5.3 million. All shares sold in our IPO were registered pursuant to the Registration Statement, declared effective by the SEC on August 14, 2023. EF Hutton acted as lead book-running manager for the offering and Dominari Securities LLC acted as co-manager for the offering. The underwriters did not exercise their option to purchase up to an additional 187,500 shares of common stock. The Company paid the underwriters an underwriting discount of eight percent (8%) of the amount raised in the offering. Additionally, as partial consideration for services rendered in connection with the offering, the Company issued EF Hutton warrants to purchase an aggregate of 57,500 shares of Company common stock, representing 4.0% of the aggregate shares sold in the offering. The warrants are exercisable at $6.00 per share, which represents 120% of the initial public offering price per share in the IPO, at any time and from time to time, in whole or in part, commencing on February 10, 2024, 180 days from the effective date of the Registration Statement, and expiring on August 14, 2028.

The Company has applied the net proceeds from the IPO for the development of licensed goods, expansion of SRM products, increased deposits, accounts receivable and inventory, marketing, advertising, and trade shows, general administrative expenses, repayment of a $1,544,814 promissory note payable to Jupiter Wellness, and general corporate purposes.

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of US Securities and Exchange Commission (“SEC”). The financial statements include the accounts of the Company.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Significant Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements for the six months ended June 30, 2023 and 2022 and audited financial statements for the year ended December 31, 2022, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and the rules and regulations of the Securities and Exchange Commission. The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of June 30, 2023 or December 31, 2022.

Net Loss per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments such as options, warrants, convertible securities and preferred stock, unless the effect is to reduce a loss or increase earnings per share. As such, options, warrants, convertible securities and preferred stock are not considered in the calculations, as the impact of the potential common shares would be to decrease the loss per share. The Company was incorporated on April 22, 2022. As such, the interim periods presented below include the six months June 30, 2023 and date of Inception (April 22, 2022) to June 30, 2022, and the annual periods include the date of Inception to December 31, 2022 and no information is provided for 2021 as the Company was not in existence during 2021.

	Six Months Ended June 30,	Inception (April 22) to June 30,	Inception (April 22) to December 31,	For the Year Ended December 31,
	2023	2022	2022	2021
Numerator:
Net (loss)	$(25,820)	$(1,374)	$(1,573)	n/a

Denominator:
Denominator for basic earnings per share - Weighted- average common shares issued and outstanding during the period	1,700,000	1,700,000	1,700,000	n/a
Denominator for diluted earnings per share	1,700,000	1,700,000	1,700,000	n/a
Basic (loss) per share	$(0.02)	$(0.00)	$(0.00)	n/a
Diluted (loss) per share	$(0.02)	$(0.00)	$(0.00)	n/a

Revenue Recognition

The Company generates its revenue from the sale of its products directly to the end user or distributor (collectively the “customer”).

The Company recognizes revenues by applying the following steps in accordance with FASB Accounting Standards Codification 606 “Revenue from Contracts with Customers” (“ASC 606”). Under ASC 606, revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

●	identify the contract with a customer;

●	identify the performance obligations in the contract;

●	determine the transaction price;

●	allocate the transaction price to performance obligations in the contract; and

●	recognize revenue as the performance obligation is satisfied.

The Company’s performance obligations are satisfied when goods or products are shipped on an FOB shipping point basis as title passes when shipped. Our product is generally paid in advance of shipment or standard net 30 days and we offer no specific right of return, refund or warranty related to our products except for cases of defective products of which there have been none to date.

Inventory

Inventories are stated at the lower of cost or market. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. Inventory is based upon the average cost method of accounting.

Income Taxes

We account for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on our evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Since we were incorporated on October 24, 2018, the evaluation was performed for 2018 tax year, which would be the only period subject to examination. We believe that our income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to our financial position. Our policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

At December 31, 2022 the Company had no deferred tax asset.

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Loans from Affiliates

During the period from the Company’s inception to December 31, 2022, Jupiter Wellness advanced the Company $1,374, for incorporation and formation fees of the Company, The balance at June 30, 2023, was $798. During the period from the Company’s inception to December 31, 2022, SRM Limited advanced the Company $7,699 for general working capital and an additional $125,750 during the six months ended June 30, 2023. The loan balance was $133,449 at June 30, 2023. The advances are non-interest bearing and no interest was imputed as the imputed interest was not material to the financial statements.

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, which simplifies the accounting for non-employee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The Company has adopted this standard beginning January 1, 2019. The adoption of this standard did not have a significant impact on our results of operations, financial condition, cash flows, and financial statement disclosures.

In February 2016, Topic 842, “Leases” was issued to replace the leases requirements in Topic 840, “Leases”. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. Topic 842 will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods and is to be retrospectively applied. The Company has adopted this standard beginning January 1, 2019. The adoption of this standard did not have a significant impact on our results of operations, financial condition, cash flows, and financial statement disclosures.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Results of Operations

For the three months ended June 30, 2023 and Inception to June 30, 2022

The following table provides selected financial data about us for the three months ended June 30, 2023 and from the date of Inception (April 22, 2022) to June 30, 2022, respectively.

	Three Months ended June 30, 2023	Inception (April 22, 2022), to June 30, 2022
Sales	$-	$-
Cost of Sales	-	-
Gross Profit (Loss)	-	-
Total operating expenses	18,115	(1,374)
Other income (expense)	-	-
Net Loss	$(18,115)	$(1,374)

Revenues and Cost of Sales

The Company had no operation during the three months ended June 30, 2023 and Inception to June 30, 2022.

Operating Expenses and Other Income (Expense)

Operating expenses for the three months ended June 30, 2023 included insurance expenses of $6,693, professional fees of $7,500 and other general and administrative expenses of $3,922. There were $1,374 of incorporation fees during the period of Inception to June 30, 2022.

The Company had no other income (expense) for the periods ended June 30, 2023 and 2022.

Income/Losses

Net losses were $18,115 and $1,374 for three months ended June 30, 2023 and Inception to June 30, 2022, respectively.

For the Six months ended June 30, 2023 and Inception to June 30, 2022

The following table provides selected financial data about us for the six months ended June 30, 2023 and from the date of Inception to June 30, 2022, respectively.

	Six Months ended June 30, 2023	April 22 to June 30, 2022
Sales	$-	$-
Cost of Sales	-	-
Gross Profit (Loss)	-	-
Total operating expenses	25,820	(1,374)
Other income (expense)	-	-
Net Loss	$(25,820)	$(1,374)

Revenues and Cost of Sales

The Company had no revenue for the six months ended June 30, 2023 and Inception to June 30, 2022.

Operating Expenses and Other Income (Expense)

Operating expenses for the six months ended June 30, 2023 included insurance expenses of $6,693, professional fees of $14,000 and other general and administrative expenses of $5,127. There were $1,374 of incorporation fees during the period of Inception to June 30, 2022.

The Company had no other income (expense) for the six months ended June 30, 2023 and from the date of Inception to June 30, 2022.

Income/Losses

Net losses were $25,820 and $1,374 for the six months ended June 30, 2023 and from the date of Inception to June 30, 2022, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time communicated to the Company’s management, including its Chief Executive Officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company’s desired disclosure control objectives. In designing periods specified in the SEC’s rules and forms, and that such information is accumulated and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s certifying officers have concluded that the Company’s disclosure controls and procedures are effective in reaching that level of assurance.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Management has confidence in its internal controls and procedures. The Company’s management believes that a control system, no matter how well designed and operated can provide only reasonable assurance and cannot provide absolute assurance that the objectives of the internal control system are met, and no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitation in all internal control systems, no evaluation of controls can provide absolute assurance that all control issuers and instances of fraud, if any, within the Company have been detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Stock Exchange Agreement and Initial Public Offering

Effective August 14, 2023, pursuant to a Stock Exchange Agreement (the “Exchange Agreement’) with Jupiter Wellness, Inc. as amended and restated on May 26, 2023 under the terms of which Jupiter Wellness acquired 6,500,000 shares of the Company’s common stock in exchange for all of the issued and outstanding ordinary shares of SRM Entertainment, Limited. The closing of the transactions contemplated by the Amended and Restated Exchange Agreement occurred immediately prior to the effective time of the Company’s Form S-1 Registration Statement for the IPO and the distribution of 2,000,000 shares of the Company’s common stock to Jupiter Wellness’s stockholders and certain warrant holders were paid on the effective date of the Company’s Form S-1 Registration Statement for the IPO but prior to the closing of the IPO.

On August 14, 2023, the Company consummated its IPO, pursuant to which it sold 1,250,000 shares of its common stock at a price of $5.00 per share, resulting in gross proceeds to the Company of approximately $6.25 million. Net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses paid by the Company, were $5,326,064. EF Hutton acted as lead book-running manager for the offering and Dominari Securities LLC acted as co-manager for the offering. The underwriters did not exercise their option to purchase up to an additional 187,500 shares of common stock.

All shares sold in our IPO were registered pursuant to the Registration Statement, declared effective by the SEC on August 14, 2023. The offering terminated after the sale of all securities registered pursuant to the Registration Statement.

Use of Proceeds

The Company has applied the net proceeds from the IPO for the development of licensed goods, expansion of SRM products, increased deposits, accounts receivable and inventory, marketing, advertising, and trade shows, general administrative expenses, repayment of a $1,544,814 promissory note payable to Jupiter Wellness, and general corporate purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
1.1	Underwriting Agreement dated August 14, 2023, by and among SRM Entertainment, Inc., Jupiter Wellness, Inc. and EF Hutton, division of Benchmark Investments, LLC, filed as Exhibit 1.1 to the Current Report on Form 8-K filed by SRM Entertainment, Inc. with the Commission on August 16, 2023, and incorporated herein by reference
3.1	Articles of Incorporation of SRM Entertainment, Inc., filed as Exhibit 3.1 to the Registration Statement on Form S-1 filed by SRM Entertainment, Inc. with the Commission on July 28, 2023, and incorporated herein by reference
3.2	Bylaws of SRM Entertainment, Inc., filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed by SRM Entertainment, Inc. with the Commission on July 28, 2023 and incorporated herein by reference
3.3	Amendment to the Bylaws of SRM Entertainment, Inc., filed as Exhibit 3.3 to the Registration Statement on Form S-1 filed by SRM Entertainment, Inc. with the Commission on July 28, 2023 and incorporated herein by reference
4.1	Form of Representative’s Warrant, filed as Exhibit 4.1 to the Current Report on Form 8-K filed by SRM Entertainment, Inc. with the Commission on August 16, 2023, and incorporated herein by reference
10.1	Assignment and Assumption Agreement dated August 3, 2023, between Jupiter Wellness, Inc. and SRM Entertainment, Inc., filed as Exhibit 10.1 to the Current Report on Form 8-K filed by SRM Entertainment, Inc. with the Commission on August 16, 2023, and incorporated herein by reference
10.2	Amended and Restated Exchange Agreement between Jupiter Wellness, Inc. and SRM Entertainment, Inc. dated May 26, 2023, filed as Exhibit 10.10 to the Registration Statement on Form S-1 filed by SRM Entertainment, Inc. with the Commission on May 26, 2023, and incorporated herein by reference
10.3	Employment Agreement between Jupiter Wellness, Inc., formerly known as CBD Brands, Inc., and Douglas O. McKinnon dated August 5, 2019, filed as Exhibit 10.11 to the Registration Statement on Form S-1/A filed by SRM Entertainment, Inc. with the Commission on July 18, 2023, and incorporated herein by reference †
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

† Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SRM Entertainment, Inc.

/s/ Richard Miller
Richard Miller
Dated: October 3, 2023	Chief Executive Officer
(Principal Executive Officer)

