Form 10-Q
period 2023-09-30
SRM Entertainment, Inc.
filed 2023-11-13
CIK 1956744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ YES ☒ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 8, 2023, there were 9,765,500 shares of the registrant’s common stock outstanding.

FORM 10-Q TABLE OF CONTENTS

2

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

3

Item 1. Financial Statements

SRM Entertainment, Inc.

Page

Condensed Consolidated Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022 (Audited)	F-2

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)	F-3

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022 (Unaudited)	F-5

Notes to the Financial Statements (Unaudited)	F-6

SRM Entertainment Inc.

Condensed Consolidated Balance Sheets

As of September 30, 2023 and December 31, 2022

	September 30,	December 31,
	2023	2022
	(Unaudited)	(Audited)

Assets
Cash	$3,334,829	$453,516
Account receivable	689,972	621,090
Inventory	249,287	290,200
Prepaid expenses and deposits	610,196	629,897
Loan to affiliate	-	7,699
Other current assets	34,144	67,829

Total current assets	4,918,428	2,070,231

Fixed assets, net of depreciation	48,349	9,333
Total assets	$4,966,777	$2,079,564

Liabilities
Accounts Payable	$221,323	$378,804
Promissory Note from Parent	-	1,482,673
Advances from Parent	-	6,293
Accrued and other liabilities	291,828	214,388

Total Liabilities	513,151	2,082,158

Shareholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized of which none are issued	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized 9,450,000 and 6,500,000 issues and outstanding at September 30, 2023 and December 31, 2022, respectively	945	650
Additional paid-in capital	4,118,647	(699,207)
Accumulated earnings (deficit)	(600,766)	695,963
Common Stock Payable	934,800	-
Total Shareholders’ Equity (Deficit)	4,453,626	(2,594)

Total Liabilities and Shareholders’ Equity (Deficit)	$4,966,777	$2,079,564

The accompanying notes are an integral part of these unaudited financial statements.

SRM Entertainment, Inc.

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022
Revenue
Sales	$1,128,062	$1,517,546	$4,556,905	$5,199,807
Cost of Sales	898,712	1,115,376	3,583,713	4,195,629
Gross profit	229,350	402,170	973,192	1,004,178

Operating expense
General and administrative expenses	1,717,777	159,375	2,227,433	470,673

Total operating expenses	1,717,777	159,375	2,227,433	470,673

Other income / (expense)
Interest income	13,045	15	13,359	15
Interest expense	(11,367)	-	(55,847)	-
Other income / (expense)	-	-	-	-
Total other income (expense)	1,678	15	(42,489)	15

Net income (loss)	$(1,486,749)	$242,810	$(1,296,729)	$533,520

Net income (loss) per share:
Basic	$(0.19)	$0.04	$(0.19)	$0.08
Fully diluted	$(0.19)	$0.04	$(0.19)	$0.08

Weighted average number of shares
Basic	8,007,065	6,500,000	7,007,875	6,500,000
Fully diluted	8,007,065	6,500,000	7,007,875	6,500,000

The accompanying notes are an integral part of these unaudited financial statements.

SRM Entertainment, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

For the Three and Nine Months Ended September 30, 2023 and 2022

			Common	Additional
	Common Stock		Stock	Paid-In	Accumulated
	Shares	Amount	Payable	Capital	Deficits	Total
Balance, December 31, 2021	6,500,000	$650	$-	$(699,207)	$367,262	$(311,295)
Net loss for the three months ended March 31, 2022	-	-	-	-	(4,262)	(4,262)
Balance March 31, 2022	6,500,000	650		(699,207)	363,000	(335,557)
Net income for the three months ended June 30, 2022	-	-	-	-	294,972	294,972
Balance June 30, 2022	6,500,000	650	-	(699,207)	657,972	(40,585)
Net income for the three months ended September 30, 2022	-	-	-	-	242,810	242,810
Balance September 30, 2022	6,500,000	$650	$-	$(699,207)	$900,782	$202,225

			Common	Additional
	Common Stock		Stock	Paid-In	Accumulated
	Shares	Amount	Payable	Capital	Deficits	Total
Balance, December 31, 2022	6,500,000	$650	$-	$(699,207)	$695,963	$(2,594)
Net loss for the three months ended March 31, 2023	-	-	-	-	(38,002)	(38,002)
Balance March 31, 2023	6,500,000	650		(699,207)	657,961	(40,596)
Net income for the three months ended June 30, 2023	-	-	-	-	228,022	228,022
Balance June 30, 2023	6,500,000	650	-	(699,207)	885,983	187,426
Stock payable for services			934,800			934,800
Net proceeds from public offering	1,250,000	125	-	5,168,325	-	5,168,450
Acquisition of SRM Entertainment Inc.	1,700,000	170	-	(350,471)	-	(350,301)
Net loss for the three months ended September 30, 2023	-	-	-	-	(1,486,749)	(1,486,749)
Balance September 30, 2023	9,450,000	$945	$934,800	$4,118,647	$(600,766)	$4,453,626

The accompanying notes are an integral part of these unaudited financial statements.

SRM Entertainment, Inc.

Condensed Consolidated Statement of Cash Flows

For the Nine Months Ended September 30, 2023 and 2022

(unaudited)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net (loss)	$(1,296,729)	$533,520
Adjustment to reconcile net loss to operating activities
Stock based compensation	934,800	-
Depreciation	3,764	1,750
Changes in operating assets and liabilities:
Accounts receivable	(68,882)	17,562
Inventory	40,913	-
Prepaid expenses	19,701	77,168
Accounts payable	(157,481)	(378,079)
Accrued expenses	77,440	13,275
Other assets	33,685	27,304
Loans from parent	-	893
Net cash (used in) provided by operating activities	(412,789)	293,393

Cash flows from investing activities:
Cash paid for fixed assets	(42,780)	(24,685)
Acquisition	(350,301)	-
Cash (used in) investing activities	(393,081)	(24,685)

Financing activities:
Net cash received from initial IPO	5,168,450	-
Loans to affiliates	7,699	-
Cash payment on promissory note	(1,488,966)	-
Cash flows from financing activities:	3,687,183	-

Net increase in cash and cash equivalents	2,881,313	268,708

Cash and cash equivalents at the beginning of the period	453,516	515,373

Cash and cash equivalents at the end of the period	$3,334,829	$784,081

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$55,847	$-
Cash paid for income taxes	$-	$-
Non-cash items

The accompanying notes are an integral part of these unaudited financial statements.

SRM Entertainment, Inc.

Notes to Financial Statements

For the Nine Months Ended September 30, 2023 and 2022

(Unaudited)

Note 1 - Organization and Business Operations

SRM. Entertainment Limited (“SRM Ltd”), is a limited company incorporated in the Hong Kong, now a Special Administrative Region of the People’s Republic of China, on January 23, 1981. SRM Entertainment, Inc. (“SRM Inc”) is a Nevada corporation and was incorporated on April 22, 2022. On August 14, 2023, SRM Inc merged with SRM Ltd. The merger of SRM Inc and SRM Ltd has been accounted for as a Reverse Acquisition (see Basis of Presentation below).

The Company’s principal business is the design, manufacture, and sale of toys to premier theme parks.

Note 2 - Significant Accounting Policies

Basis of Presentation

On December 9, 2022, we entered into a stock exchange agreement (the “Exchange Agreement”) with Jupiter Wellness, Inc. (“Jupiter”) to govern the separation of our business from Jupiter. On May 26, 2023, we amended and restated the Exchange Agreement (the “Amended and Restated Exchange Agreement”) to include additional information regarding the distribution and the separation of our business from Jupiter. The separation as set forth in the Amended and Restated Exchange Agreement with Jupiter closed August 14, 2023. Pursuant to the Amended and Restated Exchange Agreement, on May 31, 2023, we issued to Jupiter 6,500,000 shares of our Common Stock (representing 79.3% of our outstanding shares of Common Stock) in exchange for 2 ordinary shares of SRM Ltd (representing all of the issued and outstanding ordinary shares of SRM Ltd) (the “Share Exchange”). Pursuant to the Share Exchange, we acquired from Jupiter by operation of law all assets and assumed all liabilities comprising our business, which were owned and held by SRM Ltd.

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of US Securities and Exchange Commission (“SEC”). The merger of SRM Ltd and SRM Inc occurred on August 14, 2023. The financial statements are prepared using Reverse Acquisition Accounting and as such, for legal purposes SRM Inc was the acquiring company and for GAAP accounting, SRM Ltd was the acquiring company. Therefore, the financial statements are presented using the historical financial statements of SRM Ltd and 6,500,000 shares of common stock issued to Jupiter. The combined SRM Inc and SRM Ltd are collectively referred to as the Company.

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

Going Concern

Although the Company reported net income for the year ended December 31, 2022 of $328,701, the Company had a net loss for the nine-months ended September 30, 2023, of $1,296,729 and recurring net losses from operations for periods prior to the year ended December 31, 2022. The Company had a Shareholder’s Deficit of $2,594 at December 31, 2022 and current liabilities exceeded current assets by $11,927. These and other conditions raised substantial doubt about the Company’s ability to continue as a going concern as noted in the Audit Opinion for the year ended December 31, 2022.

On August 14, 2023, the Company consummated its initial public offering (the “IPO”), pursuant to which it sold 1,250,000 shares of its common stock at a price of $5.00 per share, resulting in gross proceeds to the Company of approximately $6.25 million. Net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses paid by the Company, were approximately $5.2 million. EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”) acted as lead book-running manager for the offering and Dominari Securities LLC acted as co-manager for the offering. The underwriters did not exercise their option to purchase up to an additional 187,500 shares of common stock. It is management’s opinion that with the addition of the $5.3 million, the Company has sufficient working capital to cover its operational needs through December 31, 2024 and beyond.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of September 30, 2023 and December 31, 2022.

Accounts Receivable and Credit Risk

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. For the nine months ended September 30, 2023 and year ended December 31, 2022, the Company did not recognize any allowance for doubtful collections

Inventory

Inventories will be stated at the lower of cost or market. The Company will periodically review the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. Inventory is based upon the average cost method of accounting.

Fixed Assets

Fixed assets are stated at cost at the date of purchase. Depreciation is calculated using the straight-line method over the lesser of the estimated useful lives of the assets or the lease term.

The Company purchases molds for the manufacture of some of its products and are included in fixed assets at cost. Certain agreements call for the manufacturer to reimburse the Company for the cost of the molds upon first shipment of products produced using the molds. The costs of these molds are removed from fixed assets upon reimbursement. Molds that are not subject to reimbursement are depreciated when the products are in production.

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

Note 3 – Inventory

At September 30, 2023 and December 31, 2022, the Company had inventory of finished goods of $249,287 and $290,200, respectively.

Note 4 - Accounts Receivable

At September 30, 2023 and December 31, 2022, the Company had accounts receivable of $689,972 and $621,090, respectively

Note 5 – Prepaid Expenses

At September 30, 2023, the Company had a total of $610,196 of prepaid expenses, consisting of deposits on orders of $504,398, prepaid insurance of $54,287 and other expenses of $51,511. The balance of prepaid expenses at September 30, 2022 was $518,508 consisting of $455,508 and other expenses of $63,000.

Note 6 – Fixed Assets and Other Assets

At September 30, 2023 and December 31, 2022, the Company had fixed assets totaling $48,349 and $9,333, net of accumulated depreciation of $xxx and $2,333, respectively, as follows:

	2023	2022
Asset
Molds	$43,161	$7,381
Computer equipment and software	11,285	4,285
	54,446	11,666
Accumulated depreciation	(6,097)	(2,333)
	$48,349	$9,333

At September 30, 2023, and December 31, 2022 other assets consisting primarily of non-depreciable molds totaled $34,144 and $67,829, respectively.

Note 7 – Loans -Note from Jupiter Wellness

At December 31, 2022, the Company had an outstanding unsecured, non-interest bearing loan balance of $1,482,673 to Jupiter Wellness, Inc., its Parent. On September 1, 2022, the loan was converted to a six percent (6%) interest-bearing promissory note (the “Note”) due on the earlier of: (i) September 30, 2023 or (ii) the date on which the Company consummates an initial public offering of its securities. During 2022, the Company paid $50,000 to Jupiter related to the Note consisting of $19,948 principal reduction and $30,052 interest. During the nine months ended September 30, 2023, the Company accrued $55,847 interest expense on the Note. The total balance of $1,538,520 ($1,482,673 note and $55,847 interest) due Jupiter was paid from proceeds of the Company’s Initial Public Offering (“IPO”) on August 14, 2023 (see IPO included in Note 8 below).

During the year ended December 31, 2022, Jupiter Wellness paid $6,293 toward expenses attributable to the Company and recorded a receivable from the Company of $6,293. No additional expenses were paid in the nine months ended September 30 2023. The balance was repaid from proceeds of the IPO.

Note 8 - Capital Structure

Reverse Merger - On December 9, 2022, The Company entered into a stock exchange agreement (the “Exchange Agreement”) with Jupiter Wellness, Inc. (“Jupiter”) to govern the separation of our business from Jupiter. On May 26, 2023, we amended and restated the Exchange Agreement (the “Amended and Restated Exchange Agreement”) to include additional information regarding the distribution and the separation of our business from Jupiter. The separation as set forth in the Amended and Restated Exchange Agreement with Jupiter closed August 14, 2023. Pursuant to the Amended and Restated Exchange Agreement, on May 31, 2023, we issued to Jupiter 6,500,000 shares of our Common Stock (representing 79.3% of our outstanding shares of Common Stock) in exchange for 2 ordinary shares of SRM Ltd (representing all of the issued and outstanding ordinary shares of SRM Ltd) (the “Share Exchange”). Pursuant to the Share Exchange, we acquired from Jupiter by operation of law all assets and assumed all liabilities comprising our business, which were owned and held by SRM Ltd. Jupiter distributed 2,000,000 shares of the Company’s common stock to Jupiter’s stockholders and certain warrant holders (out of the 6.5 million shares issued in May 2023) and this occurred on the effective date of the Registration Statement but prior to the closing of the IPO. Following such distribution, Jupiter Wellness owns 4.5 million of the 9,450,000 shares of common stock outstanding and SRM Limited is a wholly owned subsidiary of the Company.

The financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of US Securities and Exchange Commission (“SEC”). The merger of SRM Ltd and SRM Inc occurred on August 14, 2023. The financial statements are prepared using Reverse Acquisition Accounting and as such, for legal purposes SRM Inc was the acquiring company and for GAAP accounting, SRM Ltd was the acquiring company. Therefore, the financial statements are presented using the historical financial statements of SRM Ltd including the 6,500,000 shares of common stock issued to Jupiter.

Initial Public Offering - On August 14, 2023, the Company consummated its IPO, pursuant to which it sold 1,250,000 shares of its common stock at a price of $5.00 per share, resulting in gross proceeds to the Company of approximately $6.25 million. Net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses paid by the Company, were approximately $5.3 million. All shares sold in our IPO were registered pursuant to a registration statement on Form S-1 (File No. 333-272250), as amended (the “Registration Statement”), declared effective by the SEC on August 14, 2023. EF Hutton acted as lead book-running manager for the offering and Dominari Securities LLC acted as co-manager for the offering. The underwriters did not exercise their option to purchase up to an additional 187,500 shares of common stock. The Company paid the underwriters an underwriting discount of eight percent (8%) of the amount raised in the offering. Additionally, as partial consideration for services rendered in connection with the offering, the Company issued EF Hutton warrants to purchase an aggregate of 57,500 shares of Company common stock, representing 4.0% of the aggregate shares sold in the offering. The warrants are exercisable at $6.00 per share, which represents 120% of the initial public offering price per share in the IPO, at any time and from time to time, in whole or in part, commencing on February 10, 2024, 180 days from the effective date of the Registration Statement, and expiring on August 14, 2028.

Common Stock – The Company has 100,000,000 shares of Common Stock, par value $0.0001 authorized As a result of the above merger and IPO, at September 30, 2023, the Company had 9,450,000 shares of its common stock issued and outstanding comprised of 1,700,000 founder shares issued at par, 4,500,000 shares held by Jupiter, 2,000,000 shares dividended to Jupiter shareholders and 1,250,000 shares issued to the public in connection with the IPO.

Common Stock Payable – During the three months ended September 30, the Company entered into four agreements for services to be provided to the Company pursuant to which, the Company will issue a total of 515,000 shares of its common stock valued at $934,800. The Company recognized a total of expense of $934,800 in stock-based compensation for services related to these agreements. At September 30, 2023, the shares had not been issued and Common Stock Payable of $934,800 is recorded in the equity section of the financial statements.

Preferred Stock – The Company has 10,000,000 shares of preferred stock, par value $0.0001 authorized and has issued no preferred shares.

Note 9 - Commitments and Contingencies

Legal Proceedings

The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position, results of operations or liquidity.

Note 10 – Subsequent Events

Subsequent to September 30 ,2023, the Company issued 315,000 shares of its common stock recorded as Common Stock Payable valued at $612,800 for services. The Company evaluated subsequent events through the date of this filing and has no additional material events subsequent to September 30, 2023.

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

General Overview

SRM. Entertainment Limited (“SRM Ltd”), is a limited company incorporated in the Hong Kong, now a Special Administrative Region of the People’s Republic of China, on January 23, 1981. SRM Entertainment, Inc. (“SRM Inc”) is a Nevada corporation and was incorporated on April 22, 2022. On August 14, 2023, SRM Inc merged with SRM Ltd. The merger of SRM Inc and SRM Ltd has been accounted for as a Reverse Acquisition (see Basis of Presentation below). The combined SRM Inc and SRM Ltd are collectively referred to as the Company.

On December 9, 2022, we entered into a stock exchange agreement (the “Exchange Agreement”) with Jupiter Wellness, Inc. (“Jupiter”) to govern the separation of our business from Jupiter. On May 26, 2023, we amended and restated the Exchange Agreement (the “Amended and Restated Exchange Agreement”) to include additional information regarding the distribution and the separation of our business from Jupiter. The separation as set forth in the Amended and Restated Exchange Agreement with Jupiter closed August 14, 2023. Pursuant to the Amended and Restated Exchange Agreement, on May 31, 2023, we issued to Jupiter 6,500,000 shares of our Common Stock (representing 79.3% of our outstanding shares of Common Stock) in exchange for 2 ordinary shares of SRM Ltd (representing all of the issued and outstanding ordinary shares of SRM Ltd) (the “Share Exchange”). Pursuant to the Share Exchange, we acquired from Jupiter by operation of law all assets and assumed all liabilities comprising our business, which were owned and held by SRM Ltd.

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of US Securities and Exchange Commission (“SEC”). The merger of SRM Ltd and SRM Inc occurred on August 14, 2023. The financial statements are prepared using Reverse Acquisition Accounting and as such, for legal purposes SRM Inc was the acquiring company and for GAAP accounting, SRM Ltd was the acquiring company. Therefore, the financial statements are presented using the historical financial statements of SRM Ltd and 6,500,000 shares of common stock owned by Jupiter. The combined SRM Inc and SRM Ltd are collectively referred to as the Company.

Business

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

Recent Developments

On December 8, 2022, the Company entered into the Exchange Agreement with Jupiter Wellness, Inc. (“Jupiter”) to govern the separation of the Company’s business from Jupiter. On May 26, 2023, the parties entered into the Amended and Restated Exchange Agreement to include additional information regarding the distribution and separation of our business from Jupiter under the terms of which, Jupiter acquired 6,500,000 shares of common stock on May 31, 2023, in exchange for all of the issued and outstanding ordinary shares of SRM Limited, an entity formed in Hong Kong in 1981 and acquired by Jupiter in 2020. The 6.5 million newly-issued shares of the common stock represented approximately 79.3% of the outstanding shares post-issuance. Jupiter distributed 2,000,000 shares of the Company’s common stock to Jupiter’s stockholders and certain warrant holders (out of the 6.5 million shares issued in May 2023) and this occurred on the effective date of the Registration Statement but prior to the closing of the IPO. Following such distribution, Jupiter owns 4.5 million of the 9,450,000 shares of common stock outstanding and SRM Limited is a wholly owned subsidiary of the Company.

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

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of US Securities and Exchange Commission (“SEC”). The merger of SRM Ltd and SRM Inc occurred on August 14, 2023. The financial statements are prepared using Reverse Acquisition Accounting and as such, for legal purposes SRM Inc was the acquiring company and for GAAP accounting, SRM Ltd was the acquiring company. Therefore, the financial statements are presented using the historical financial statements of SRM Ltd and 6,500,000 shares of common stock issued to Jupiter. The combined SRM Inc and SRM Ltd are collectively referred to as the Company.

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

Significant Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements for the Nine months ended September 30, 2023 and 2022 and audited financial statements for the year ended December 31, 2022, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and the rules and regulations of the Securities and Exchange Commission. The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of September 30, 2023 or December 31, 2022.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	20223	2022
Numerator:
Net income (loss)	$(1,486,749)	$242,810	$(1,296,729)	$533,520

Denominator:
Denominator for basic earnings per share - Weighted- average
common shares issued and outstanding during the period	8,007,065	6,500,000	7,007,875	6,500,000
Denominator for diluted earnings per share	8,007,065	6,500,000	7,007,875	6,500,000
Basic (loss) per share	$(0.19)	$0.04	$(0.19)	$0.08
Diluted (loss) per share	$(0.19)	$0.04	$(0.19)	$0.08

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

Loans from Affiliates

At December 31, 2022, the Company had an outstanding unsecured, non-interest bearing loan balance of $1,482,673 to Jupiter Wellness, Inc., its Parent for loans used for general working capital. On September 1, 2022, the loan was converted to a six percent (6%) interest-bearing promissory note (the “Note”) due on the earlier of: (i) September 30, 2023 or (ii) the date on which the Company consummates an initial public offering of its securities. During 2022, the Company paid $50,000 to Jupiter related to the Note consisting of $19,948 principal reduction and $30,052 interest. During the nine months ended September 30, 2023, the Company accrued $55,847 interest expense on the Note. The total balance of $1,538,520 ($1,482,673 note and $55,847 interest) due Jupiter was paid from proceeds of the Company’s Initial Public Offering (“IPO”) on August 14, 2023 (see IPO included in Note 8 below).

During the year ended December 31, 2022, Jupiter Wellness paid $6,293 toward expenses attributable to the Company and recorded a receivable from the Company of $6,293. No additional expenses were paid in the nine months ended September 30 2023. The $6,293 balance was paid in full using proceeds of the IPO.

Recent Accounting Pronouncements

The company evaluated issued pronouncements and did not identify any recent ones that apply to the company.

Results of Operations

For the three months ended September 30, 2023 and 2022

The following table provides selected financial data about us for the three months ended September 30, 2023 and 2022, respectively.

	Three Months ended September 30,
	2023	2022
Sales	$1,128,062	$1,517,546
Cost of Sales	898,712	1,115,376
Gross Profit	229,350	402,170
Total operating expenses	1,717,777	159,375
Other income (expense)	1,678	15
Net Income (Loss)	$(1,486,749)	$242,810

Revenues and Cost of Sales

The Company had sales of $1,128,062 and $1,517,546 for the three months ended September 30, 2023 and 2022. The decrease in sales can be attributed to certain theme parks rebalancing and adjusting inventory balances post covid. Cost of goods sold varies directly with sales with only a difference in margins. Due to a 2022 one-time adjustment in VAT tax for goods sold in Beijing our overall gross margins were increased to approximately 26%. Our normalized gross margins of approximately 20% were reflected for the quarter ended September 30, 2023.

Operating Expenses and Other Income (Expense)

Operating expenses for the three months ended September 30, 2023 and 2022 were $1,717,777 and $159,375, respectively. The increase was due to new expenses primarily related to the Company’s IPO including legal fees, audit and accounting fees, insurance, investor and public relations, regulatory and exchange fees.

The Company had net interest income of $1,678 and $15 for the three months ended September 30, 2023 and 2022.

Income/Losses

Net losses were $1,486,749 for the three months September 30, 2023 and net income of $242,810 for the three months ended September 30, 2022.

For the Nine months ended September 30, 2023 and 2022

The following table provides selected financial data about us for the Nine months ended September 30, 2023 and 2022.

	Nine Months ended September 30,
	2023	2022
Sales	$4,556,905	$5,199,807
Cost of Sales	3,583,713	4,195,629
Gross Profit (Loss)	973,192	1,004,178
Total operating expenses	2,227,433	470,673
Other income (expense)	(42,488)	15
Net Income (Loss)	$(1,296,729)	$533,520

Revenues and Cost of Sales

The Company had sales of $4,556,905 and $5,199,807 for the nine months ended September 30, 2023 and 2023. The decrease in sales can be attributed to certain theme parks rebalancing and adjusting inventory balances post covid. Cost of goods sold varies directly with sales with only a difference in margins. Our margins can be affected due to costs associated with developing new products. The costs within this period our within our normal gross margins of approximately 19% to 21%.

Operating Expenses and Other Income (Expense)

Operating expenses for the nine months ended September 30, 2023 and 2022 were $2,227,433 and $470,673, respectively. The increase was due to expenses primarily related to the Company’s IPO including legal fees, audit and accounting fees, insurance, investor and public relations, regulatory and exchange fees.

The Company had net interest expense of $42,488 for the nine months ended September 30, 2023 related to a Note payable to Jupiter Wellness, Inc. which was repaid from the proceeds of the Company’s IPO.

Income/Losses

Net losses were $1,296,729 for the nine months September 30, 2023 and net income of $533,520 for the nine months ended September 30, 2022.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the three and nine months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1	Section 302 Certification by the Principal Executive Officer
31.2	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1 *	Section 906 Certification by the Principal Executive Officer
32.2 *	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SRM Entertainment, Inc.

/s/ Richard Miller
Richard Miller
Dated: November 13, 2023	Chief Executive Officer
(Principal Executive Officer)

