Form 10-K
period 2023-12-31
SRM Entertainment, Inc.
filed 2024-04-01
CIK 1956744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 01-41768

SRM Entertainment, Inc.

(Exact name of registrant as specified in its charter)

Nevada	32-0686534
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification)

1061 E. Indiantown Rd., Ste. 110

Jupiter, FL 33477

(Address of principal executive offices, including zip code)

407-230-8100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $.0001 par value per share	SRM	Nasdaq

Securities Registered Pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such fi les). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Non-accelerated filer ☒	Smaller Reporting Company ☒

Accelerated filer ☐	Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and therefore cannot calculate the aggregate market value of the voting and non-voting common equity held by non-affiliates as of such date.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 29, 2024, was 10,165,500.

This Annual Report on Form 10-K includes the accounts of SRM Entertainment, Inc., a Nevada corporation (“SRM”). References in this Report to “we”, “our”, “us”. “SRM”, or the “Company” refer to SRM Entertainment, Inc. and its consolidated subsidiary unless the context dictates otherwise.

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

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). The public can read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report on Form 10-K, which attempt to advise interested parties of the risks and factors that may affect our businesses, financial condition, results of operations and prospects.

PART I

ITEM 1. BUSINESS

General Overview

SRM Entertainment, Inc. (“SRM Inc”) is a Nevada corporation and was incorporated on April 22, 2022. SRM. Entertainment Limited (“SRM Ltd”), is a limited company incorporated in the Hong Kong, now a Special Administrative Region of the People’s Republic of China, on January 23, 1981 and formerly owned by Jupiter Wellness, Inc.. Effective August 14, 2023, SRM Inc acquired SRM Ltd. The acquisition of SRM Ltd by SRM Inc has been accounted for as a Reverse Acquisition (see Basis of Presentation below). The combined SRM Inc and SRM Ltd are collectively referred to as the Company or SRM.

On December 9, 2022, we entered into a stock exchange agreement (the “Exchange Agreement”) with Jupiter Wellness, Inc. (“Jupiter”) to govern the separation of our business from Jupiter. On May 26, 2023, we amended and restated the Exchange Agreement (the “Share Exchange”) to include additional information regarding the distribution and the separation of our business from Jupiter. The separation as set forth in the Share Exchange with Jupiter closed August 14, 2023. Pursuant to the Share Exchange, on May 31, 2023, we issued 6,500,000 shares of our common stock (representing 79.3% of our outstanding shares of common stock) to Jupiter in exchange for 2 ordinary shares of SRM Ltd (representing all of the issued and outstanding ordinary shares of SRM Ltd). As of March 20, 2024, Jupiter owns 35% shares of our common stock.

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of US Securities and Exchange Commission (“SEC”). The acquisition of SRM Ltd and SRM Inc occurred on August 14, 2023. The financial statements are prepared using Reverse Acquisition Accounting and as such, for legal purposes SRM Inc was the acquiring company and for GAAP accounting, SRM Ltd was the acquiring company. Therefore, the financial statements are presented using the historical financial statements of SRM Ltd.

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

Content Providers: We have licensing relationships with many established content providers, and our products appear in venues such as Walt Disney Parks and Resorts, Universal Studios, SeaWorld, Cedar Fair, Herschend Family Entertainment and Merlin Entertainment. We currently have licenses with Smurfs, The ICEE Company and Zoonicorn LLC, from which we can create multiple products based on each character within. Content providers trust us to design, create and manufacture unique, stylized extensions of their intellectual property that extend the relevance of their content with consumers through ongoing engagement, helping to maximize the lifetime value of their content.

Consumers: Fans are increasingly looking for ways to express their affinity for and engage with their favorite pop culture content. Over time, many of our consumers evolve from occasional buyers to more frequent purchasers, whom we categorize as enthusiasts or collectors. We create innovative products to appeal to a broad array of fans across consumer demographic groups—men, women, boys and girls—not a single, narrow demographic. We currently offer an array of products that sell across several categories. Our products are generally priced between $2.50 and $50.00, which allows our diverse consumer base to express their fandom frequently and impulsively. We continue to introduce innovative products designed to facilitate fan engagement at different price points and styles.

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

Recent Developments

On December 8, 2022, the Company entered into the Exchange Agreement with Jupiter Wellness, Inc. (“Jupiter”) to govern the separation of the Company’s business from Jupiter. On May 26, 2023, the parties entered into the Amended and Restated Exchange Agreement to include additional information regarding the distribution and separation of our business from Jupiter under the terms of which, Jupiter acquired 6,500,000 shares of common stock on May 31, 2023, in exchange for all of the issued and outstanding ordinary shares of SRM Limited, an entity formed in Hong Kong in 1981 and acquired by Jupiter in 2020. The 6.5 million newly-issued shares of the common stock represented approximately 79.3% of the outstanding shares post-issuance. Jupiter distributed 2,000,000 shares of the Company’s common stock to Jupiter’s stockholders and certain warrant holders (the “Distribution”). The Distribution occurred on the effective date of the Registration Statement but prior to the closing of the IPO. Following the Distribution, Jupiter owns 4.5 million of the 9,450,000 shares of common stock outstanding and SRM Limited is a wholly owned subsidiary of the Company.

Pursuant to the IPO, the Company sold 1,250,000 shares of common stock at a price of $5.00 per share, resulting in gross proceeds to the Company of approximately $6.25 million. Net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses paid by the Company, were approximately $5.3 million. All shares sold in our IPO were registered pursuant to the Registration Statement, declared effective by the SEC on August 14, 2023. EF Hutton acted as lead book-running manager for the offering and Dominari Securities LLC acted as co-manager for the offering. The underwriters did not exercise their option to purchase up to an additional 187,500 shares of common stock. The Company paid the underwriters an underwriting discount of eight percent (8%) of the amount raised in the offering. Additionally, as partial consideration for services rendered in connection with the offering, the Company issued EF Hutton warrants to purchase an aggregate of 57,500 shares of common stock, representing 4.0% of the aggregate shares sold in the offering. The warrants are exercisable at $6.00 per share, which represents 120% of the initial public offering price per share in the IPO, at any time and from time to time, in whole or in part, commencing on February 10, 2024, 180 days from the effective date of the Registration Statement, and expiring on August 14, 2028. The Company has applied the net proceeds from the IPO for the development of licensed goods, expansion of SRM products, increased deposits, accounts receivable and inventory, marketing, advertising, and trade shows, general administrative expenses, repayment of a promissory note payable to Jupiter Wellness, and general corporate purposes.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

We expect our results of operations to fluctuate on a quarterly and annual basis, which could cause our stock price to fluctuate or decline.

Our results of operations are difficult to predict and may fluctuate substantially from quarter-to-quarter or year-to-year for a variety of reasons, many of which are beyond our control. If our actual results were to fall below our estimates or the expectations of public market analysts or investors, our quarterly and annual results would be negatively impacted and the price of our stock could decline. Other factors that could affect our quarterly and annual operating results include, but are not limited to:

●	changes in the pricing policies of, or the introduction of new products by, us or our competitors;

●	introductions of new technologies and changes in consumer preferences that result in either unanticipated or unexpectedly rapid product category shifts;

●	slow or negative growth in the toy, souvenir, theme park, and related markets;

●	seasonal shifts in end-market demand for our products;

●	delays in the introduction of new products by us or market acceptance of these products;

●	unanticipated decreases or delays in purchases of our products by our significant retailers, distributors and other channel partners;

●	supply constraints from our vendors;

●	unanticipated increases in costs, including air freight, associated with shipping and delivery of our products;

●	the inability to maintain stable operations by our suppliers and other parties with whom we have commercial relationships;

●	discovery of security vulnerabilities in our products, services or systems, leading to negative publicity, decreased demand or potential liability;

●	foreign currency exchange rate fluctuations in the jurisdictions where we transact sales and expenditures in local currency;

●	excess levels of inventory and low turns;

●	changes in or consolidation of our sales channels and wholesale distributor relationships or failure to manage our sales channel inventory and warehousing requirements;

●	delay or failure to fulfill orders for our products on a timely basis;

●	delay or failure of our retailers, distributors and other channel partners to purchase at their historic volumes or at the volumes that they or we forecast;

●	changes in tax rates or adverse changes in tax laws that expose us to additional income tax liabilities;

●	changes in U.S. and international tax policy, including changes that adversely affect customs, tax or duty rates, as well as income tax legislation and regulations that affect the countries where we conduct business;

●	operational disruptions, such as transportation delays or failure of our order processing system, particularly if they occur at the end of a fiscal quarter;

●	disruptions or delays related to our financial and enterprise resource planning systems;

●	our inability to accurately forecast product demand, resulting in increased inventory exposure;

●	allowance for doubtful accounts exposure with our existing retailers, distributors and other channel partners and new retailers, distributors and other channel partners, particularly as we expand into new international markets;

●	geopolitical disruption, including sudden changes in immigration policies, leading to disruption in our workforce or delay or even stoppage of our operations in manufacturing, transportation, technical support and research and development;

●	terms of our contracts with channel partners or suppliers that cause us to incur additional expenses or assume additional liabilities;

●	an increase in price protection claims, redemptions of marketing rebates, product warranty and stock rotation returns or allowance for doubtful accounts;

●	litigation involving alleged patent infringement;

●	epidemic or widespread product failure, or unanticipated safety issues, in one or more of our products;

●	failure to effectively manage our third-party customer support partners, which may result in customer complaints and/or harm to the SRM brand;

●	our inability to monitor and ensure compliance with our code of ethics, our anti-corruption compliance program and domestic and international anti-corruption laws and regulations, whether in relation to our employees or with our suppliers or retailers, distributors or other channel partners;

●	labor unrest at facilities managed by our third-party manufacturers;

●	workplace or human rights violations in certain countries in which our third-party manufacturers or suppliers operate, which may affect the SRM brand and negatively affect our products’ acceptance by consumers;

●	unanticipated shifts or declines in profit by geographical region that would adversely impact our tax rate;

●	failure to implement and maintain the appropriate internal controls over financial reporting, which may result in restatements of our financial statements; and

●	any changes in accounting rules.

As a result, period-to-period comparisons of our results of operations may not be meaningful, and you should not rely on them as an indication of our future performance.

Our use of third-party manufacturers to produce our products presents risks to our business.

We use third-party manufacturers to manufacture all of our products, and have historically concentrated production with a small number of manufacturers and factories. As a result, the loss or unavailability of one of our manufacturers or one of the factories in which our products are produced, even on a temporary basis, could have a negative impact on our business, financial condition and results of operations. This risk is exacerbated by the fact that we do not have long-term contracts with our manufacturers. While we believe our external sources of manufacturing could be shifted, if necessary, to alternative sources of supply, we would require a significant period of time to make such a shift. We may also be required to seek out additional manufacturers in response to increased demand for our products, as our current manufacturers may not have the capacity to increase production. If we were prevented from or delayed in obtaining a material portion of the products produced by our manufacturers, or if we were required to shift manufacturers (assuming we would be able to do so), our sales and profitability could be significantly reduced.

In addition, while we require that our products supplied by third-party manufacturers be produced in compliance with all applicable laws and regulations, and we have the right to monitor compliance by our third-party manufacturers with our manufacturing requirements and to oversee the quality control process at our manufacturers’ factories, there is always a risk that one or more of our third-party manufacturers will not comply with our requirements, and that we will not immediately discover such non-compliance. Any failure of our third-party manufacturers to comply with such requirements in manufacturing products for us could result in damage to our reputation, harm our brand image and sales of our products and potentially create liability for us.

Monitoring compliance by independent manufacturers is complicated by the fact that expectations of ethical business practices continually evolve, may be substantially more demanding than applicable legal requirements and are driven in part by legal developments and by diverse groups active in publicizing and organizing public responses to perceived ethical shortcomings. Accordingly, we cannot predict how such expectations might develop in the future and cannot be certain that our manufacturing requirements, even if complied with, would satisfy all parties who are active in monitoring and publicizing perceived shortcomings in labor and other business practices worldwide.

Additionally, the third-party manufacturers that produce most of our products are located in China. As a result, we are subject to various risks resulting from our international operations.

High levels of competition and low barriers to entry make it difficult to achieve, maintain, or build upon the success of SRM’s brands, products, and product lines.

SRM faces competitors who are also constantly monitoring and attempting to anticipate consumer tastes, seeking ideas which will appeal to consumers, and introducing new products that compete with SRM’s products. In addition, competition for access to entertainment properties has and may continue to lessen SRM’s ability to secure, maintain, and renew popular licenses to entertainment products developed by other parties and licensed to SRM, or require SRM to pay licensors higher royalties and higher minimum guaranteed payments to obtain or retain these licenses. As a licensee of entertainment properties, SRM has no guarantee that a particular property or brand will translate into a successful toy, game, or other product. In addition, the barriers to entry for new participants in the toy products industry and entertainment industry are low. In a very short period of time, new market participants with a popular product idea or entertainment property can become a significant source of competition for SRM and its products. Reduced demand for SRM’s brands, products, and product lines as a result of these factors may adversely affect SRM’s business, financial condition, and results of operations. Some of our competitors may have greater resources than the Company. In order to compete successfully, SRM may have to lower prices and increase marketing expenses which could result in reduced margins.

SRM is not always able to successfully identify and/or satisfy consumer preferences, which could cause its business, financial condition, and results of operations to be adversely affected.

SRM’s business and operating results depend largely upon the appeal of its products, driven by both innovation and marketing. Consumer preferences are continuously changing. SRM is not always able to identify trends in consumer preferences or identify and satisfy consumer preferences in a timely manner. Significant, sudden shifts in demand are caused by popular toys which steer trends, which are often unpredictable. SRM offers a diverse range of products for all ages and families that includes, among others, toys for toddlers and preschoolers, toys for school-aged children, toys for all ages, and media-driven products. SRM competes domestically and internationally with a wide range of large and small manufacturers, marketers, and sellers of toys, and consumer goods, as well as retailers, which means that SRM’s market position is always at risk. SRM’s ability to maintain its current product sales and increase its product sales or establish product sales with new, innovative toys, depends on SRM’s ability to satisfy play preferences, enhance existing products, develop and introduce new products, and achieve market acceptance of these products. These challenges are intensifying due to trends towards shorter life cycles for individual toy products, the phenomenon of children outgrowing traditional toys at younger ages, an increasing use of more sophisticated technology in toys, and an evolving path to purchase.

General economic conditions may have an adverse impact on our business, financial condition or results of operations.

Our results can be impacted by a number of macroeconomic factors, including but not limited to consumer confidence and spending levels, tax rates, unemployment, consumer credit availability, raw materials costs, pandemics (such as the ongoing COVID-19 pandemic) and natural disasters, fuel and energy costs (including oil prices), and credit market conditions. A general economic slowdown or recession resulting in a decrease in discretionary spending could adversely affect the frequency with which guests choose to visit our parks and the amount that our guests spend when they visit.

Additionally, difficult economic conditions throughout the world, including global supply chain issues, could impact our ability to obtain supplies, services and credit as well as the ability of third parties to meet their obligations to us, including, for example, manufacturers’ ability to supply rides, payment of claims by our insurance carriers, funding of our lines of credit, or payment by our international agreement partner. Changes in exchange rates for foreign currencies could increase our labor and supply costs or reduce the U.S. dollar value of revenue we earn in other markets, including, but not limited to, Beijing, Japan, and Europe.

In addition, availability of our products from third-party manufacturers and our ability to distribute our products into non-U.S. jurisdictions may be impacted by factors such as an increase in duties, tariffs or other restrictions on trade; raw material shortages, work stoppages, strikes and political unrest; economic crises and international disputes or conflicts; changes in leadership and the political climate in countries from which we import products; and failure of the United States to maintain normal trade relations with China and other countries. While China currently enjoys “most favored nation” trading status with the United States, the ability of the United States to revoke that status and to impose higher tariffs on products imported from China, could materially adversely affect our business, results of operations and financial condition.

Failure to successfully implement new initiatives or meet product introduction schedules can have an adverse effect on SRM’s business, financial condition, and results of operations.

SRM has in the past announced, and in the future may announce, initiatives to reduce its costs, optimize its manufacturing footprint, increase its efficiency, improve the execution of its core business, globalize and extend SRM’s brands, catch new trends, create new brands, offer new innovative products and improve existing products, enhance product safety, develop people, improve productivity, simplify processes, and maintain customer service levels, as well as initiatives designed to drive sales growth, capitalize on SRM’s scale advantage, and improve its supply chain. These initiatives involve investment of capital and complex decision-making as well as extensive and intensive execution, and the success of these initiatives is not assured. Failure to achieve any of these initiatives could harm SRM’s business, financial condition, and results of operations.

From time to time, SRM anticipates introducing new products, product lines, or brands at a certain time in the future. There is no guarantee that SRM will be able to manufacture, source, ship, and distribute new or continuing products in a timely manner and on a cost-effective basis. Unforeseen delays or difficulties in the development process or significant increases in the planned cost of development for new SRM products may cause the introduction date for products to be later than anticipated or, in some situations, may cause a product or new product introduction to be discontinued. Failure to successfully implement any of these initiatives or launches, or the failure of any of these initiatives or launches to produce the results anticipated by management, could have an adverse effect on SRM’s business, financial condition, and results of operations.

Bad or extreme weather conditions and forecasts of bad or mixed weather conditions, which may be due to climate change, can adversely impact attendance at parks where our products are sold.

Because most of our products are sold at parks, and attendance at parks may be adversely affected by bad or extreme weather conditions and forecasts that may be a result of climate change, such bad or extreme weather conditions and forecasts may negatively affect our revenues. The effects of bad weather on attendance can be more pronounced at waterparks. We believe our operating results in certain years were adversely affected by abnormally hot, cold and/or wet weather in a number of our major U.S. markets. In addition, since a number of products are featured in parks geographically concentrated in portions of the United States, a weather pattern that affects those respective areas could adversely affect a number of our parks and disproportionately impact our results of operations. Bad weather and forecasts of bad weather on weekends, holidays or other peak periods will typically have a greater negative impact on our revenues and could disproportionately impact our results of operations.

SRM’s business is highly seasonal, and its operating results depend, in large part, on sales during the relatively brief traditional holiday season. Events that disrupt SRM’s business during its peak demand times can adversely and disproportionately affect SRM’s business, financial condition, and results of operations.

SRM’s business is subject to risks associated with the underproduction of popular toys and the overproduction of toys that are less popular with consumers. SRM attempts to manage their inventories tightly, which requires SRM to ship products closer to the expected date SRM sells the products to consumers. This in turn results in shorter lead times for production. These factors may decrease sales or increase the risks that SRM may not be able to meet demand for certain products at peak demand times or that SRM’s own inventory levels may be adversely impacted by the need to pre-build products before orders are placed.

In addition, as a result of the seasonal nature of SRM’s business, SRM may be adversely affected, in a manner disproportionate to the impact on a company with sales spread more evenly throughout the year, by unforeseen events, such as public health crises and pandemics, terrorist attacks, economic shocks, severe weather due to climate change or otherwise, earthquakes or other catastrophic events, that harm the retail environment or consumer buying patterns during its key selling season, or by events, such as strikes, disruptions in transportation, or port delays, that interfere with the manufacture or shipment of goods during the critical months leading up to the purchasing season.

We could be subject to future product liability suits or product recalls which could have a significant adverse effect on our financial condition and results of operations.

As a company that designs and sells consumer products, we may be subject to product liability suits or involuntary product recalls, or may choose to voluntarily conduct a product recall. While costs associated with product liability claims and product recalls have generally not been material to our business, the costs associated with future product liability claims or product recalls in any given fiscal year, individually or in the aggregate, could be significant. In addition, any product recall, regardless of the direct costs of the recall, could harm consumer perceptions of our products, subject us to additional government scrutiny, divert development and management resources, adversely affect our business operations and otherwise put us at a competitive disadvantage compared to other companies in our industry, any of which could have a significant adverse effect on our financial condition and results of operations.

SRM’s business depends in large part on the success of its vendors and outsourcers, and SRM’s brands and reputation are subject to harm from actions taken by third parties that are outside SRM’s control. In addition, any significant failure, inadequacy, or interruption from such vendors or outsourcers could harm SRM’s ability to effectively operate its business.

As a part of its efforts to cut costs, achieve better efficiencies, and increase productivity and service quality, SRM relies significantly on vendor and outsourcing relationships with third parties for services and systems including manufacturing, transportation, logistics, and information technology. Any shortcoming of a SRM vendor or outsourcer, particularly an issue affecting the quality of these services or systems, results in risk of damage to SRM’s reputation and brand value, and potentially adverse effects to SRM’s business, financial condition, and results of operations. In addition, problems with transitioning these services and systems to, or operating failures with, these vendors and outsourcers cause delays in product sales and reduce the efficiency of SRM’s operations, and significant capital investments could be required to remediate the problem.

SRM depends on key personnel and may not be able to hire, retain, and integrate sufficient qualified personnel to maintain and expand its business.

SRM’s future success depends partly on the continued contribution of key executives, designers, and technical, sales, marketing, manufacturing, entertainment, and other personnel. The loss of services of any of SRM’s key personnel could harm SRM’s business. Recruiting and retaining skilled personnel is costly and highly competitive. In addition, changes to SRM’s current and future work environments may not meet the needs or expectations of its employees or be perceived as less favorable compared to other companies’ policies, which could negatively impact SRM’s ability to hire and retain qualified personnel. If SRM fails to retain, hire, train, and integrate qualified employees and contractors, SRM may not be able to maintain or expand its business.

The loss of any member of our senior management team, or of any other key employees, or the inability to successfully complete planned management transitions, could impair our ability to execute our business plan and could therefore have a material adverse effect on our business, financial condition and results of operations. We do not currently maintain key man life insurance policies on any member of our senior management team or on our other key employees.

Failure to keep pace with developments in technology could adversely affect our operations or competitive position.

The theme park and waterpark industry demands the use of sophisticated technology and systems for operation of our parks, ticket, membership and season pass sales and management, and labor and inventory management. Information technology systems continue to evolve and, in order to remain competitive, we must implement new technologies and systems in a timely and efficient manner. The development and maintenance of these technologies may require significant investment by us and we may not achieve the anticipated benefits from such new developments or upgrades.

Increases in labor costs and employee health and welfare benefits could have a negative impact on our cash flows, financial condition, and results of operations.

Labor is a primary component in the cost of operating our business. We devote significant resources to recruiting and training our employees in order to meet our guests’ high expectations for service. Wage and benefit increases to attract and retain employees in a tight labor market have driven-up labor costs. These increased costs pressure our margins and could have a negative impact on our financial results. Our ability to control labor costs is subject to numerous external factors, including market pressures with respect to prevailing wage rates, unemployment levels, and health and other insurance costs, as well as the impact of legislation or regulations governing labor relations, minimum wage, and healthcare benefits. Further legislative changes or competitive wage rates could continue to increase these expenses in the future.

Disruptions in SRM’s manufacturing operations or supply chain due to political instability, civil unrest, or disease could adversely affect SRM’s business, financial position, sales, and results of operations.

SRM primarily utilizes third-party manufacturers and suppliers throughout Asia. The risk of political instability and civil unrest exists in certain of these countries, which could temporarily or permanently damage the manufacturing operations of SRM and/or its third-party manufacturers located there. Outbreaks of communicable diseases have also been known to occur in these countries. For example, the COVID-19 pandemic began in Wuhan, Hubei Province, China and has caused supply chain disruption for SRM, its suppliers, and its customers that contributed to lower net sales in the first half of 2020 and may cause lower net sales to the extent they remain issues in the future. Other disruptions from public health crises such as these result from, among other things, workers contracting diseases, restrictions on factory openings, restrictions on travel, restrictions on shipping, and the closure of critical infrastructure. The design, development, and manufacture of SRM’s products could suffer if SRM’s employees or the employees of its third-party manufacturers or their suppliers contract communicable diseases, or if SRM, SRM’s third-party manufacturers, or their suppliers are adversely affected by other impacts of such diseases. In addition, the contingency plans SRM has developed to help mitigate the impact of disruptions in its manufacturing operations and supply chain may not prevent its business, financial position, sales, and results of operations from being adversely affected by a significant disruption to its manufacturing operations or suppliers.

Disruptions in our supply chain for materials and components and the resulting increase in equipment and logistics costs could adversely affect our financial performance.

We are subject to risk from fluctuating manufacturing costs of our products based on surging consumer demand. Prices of these manufacturing costs, including the components and materials of our products may be affected by supply restrictions or other market factors from time to time.

Political, social or economic instability in regions where these components and materials are made could cause future disruptions in trade. For example, concerns about forced labor in China’s Xinjiang Uyghur Autonomous Region (“XUAR”), where certain components and materials are manufactured, have led to legislation in countries such as the United States restricting imports from such region. Specifically, on December 23, 2021, the United States enacted the Uyghur Forced Labor Prevention Act (“UFLPA”), which presumptively prohibits imports of any goods made either wholly or in part in the XUAR. The law, which went into effect on June 21, 2022, creates a rebuttable presumption against “the importation of goods made, manufactured, or mined in the XUAR (and certain other categories of persons in China)” unless the importer meets certain due diligence standards, responds to all inquiries from U.S. Customs and Border Protection (“CBP”) related to forced labor and the CBP determines, based on “clear and convincing evidence,” that the goods in question were not produced wholly or in part by forced labor. We do not believe that our suppliers source materials for our supply chain from the XUAR, but we cannot guarantee that our suppliers and partners will always comply with our policies. Enforcement of the UFPLA against us or our suppliers could lead to our products being held for inspection by CBP and delayed or rejected for entry into the United States, resulting in other supply chain disruptions, or cause us to be subject to penalties, fines or sanctions. Broader policy uncertainty, including actions in various countries, such as China, have created uncertainty with respect to tariff impacts on the costs of some of these components and materials. Even if we were not subject to penalties, fines or sanctions or supply chain disruption, if products we source are linked in any way to forced labor in the XUAR, our reputation could be harmed. In the future, these trade restrictions may extend beyond the United States.

We cannot predict whether the countries in which the components and materials are sourced, or may be sourced in the future, will be subject to new or additional trade restrictions imposed by the governments of countries in which our projects are located, including the likelihood, type or effect of any such restrictions. Trade restrictions, including embargoes, safeguards and customs restrictions against certain components and materials, as well as labor strikes and work stoppages or boycotts, could increase the cost or reduce or delay the supply of components and materials available to us and our vendors, which could delay or adversely affect the scope of our projects under development or construction and adversely affect our business, financial condition or results of operations.

We depend on large, recurring purchases from certain significant retailers, distributors and other channel partners, and a loss, cancellation or delay in purchases by these channel partners could negatively affect our revenue.

The loss of recurring orders from any of our more significant retailers, distributors and other channel partners could cause our revenue and profitability to suffer. Our ability to attract new retailers, distributors and other channel partners will depend on a variety of factors, including the cost-effectiveness, reliability, scalability, breadth and depth of our products. In addition, a change in the mix of our retailers, distributors and other channel partners, or a change in the mix of direct and indirect sales, could adversely affect our revenue and gross margin.

Although our financial performance may depend on large, recurring orders from certain retailers, distributors and other channel partners, we do not generally have binding commitments from them. For example:

●	our channel partner agreements generally do not require minimum purchases;

●	our retailers, distributors and other channel partners can stop purchasing and stop marketing our products at any time; and

●	our channel partner agreements generally are not exclusive.

Because our expenses are based on our revenue forecasts, a substantial reduction or delay in sales of our products to, or unexpected returns from, channel partners, or the loss of any significant channel partners, could materially adversely affect our business, results of operations and financial condition. Although our largest channel partners may vary from period to period, we anticipate that our results of operations for any given period will continue to depend on large orders from a small number of channel partners.

SRM relies extensively on information technology in its operations, and any material failure, inadequacy, interruption, or security breach of that technology could have an adverse effect on its business, financial condition, and results of operations.

SRM relies extensively on information technology systems across its operations, including for management of its supply chain, sale and delivery of its products and services, reporting its results and various other processes and transactions. Many of these systems are managed by third-party service providers. SRM uses third-party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, and other functions. A small and growing volume of SRM’s consumer products and services are web-based, and some are offered in conjunction with business partners or such third-party service providers. SRM’s ability to effectively manage its business and coordinate the production, distribution, and sale of its products and services depends significantly on the reliability and capacity of these systems and third-party service providers.

SRM faces risks related to protecting its proprietary intellectual property and information and is subject to third-party claims that SRM is infringing on their intellectual property rights, either of which could adversely affect SRM’s business, financial condition, and results of operations.

The value of SRM’s business depends on its ability to protect its intellectual property and information, including its trademarks, trade names, copyrights, patents, trade secrets, and rights under intellectual property license agreements and other agreements with third parties, in the United States and around the world, as well as its customer, employee, and consumer data. From time to time, third parties may in the future try to challenge, SRM’s ownership of its intellectual property in the United States and around the world. Responding to any infringement claim, regardless of its validity, may be costly and time-consuming and may divert management and key personnel from business operations. Findings of infringement on the intellectual property rights of any third party by SRM, its distributors, its licensors, or its manufacturers may require obtaining a license to use those rights, which may not be obtainable on reasonable terms, if at all.

In addition, SRM’s business is subject to the risk of third parties counterfeiting its products or infringing on its intellectual property rights. The steps SRM has taken may not prevent unauthorized use of its intellectual property, particularly in foreign countries where the laws may not protect its intellectual property as fully as in the United States. SRM may resort to litigation to protect its intellectual property rights, which could result in substantial costs and diversion of resources. SRM’s failure to protect its proprietary intellectual property and information, including with respect to any successful challenge to SRM’s ownership of its intellectual property or significant infringements of its intellectual property, could have an adverse effect on SRM’s business, financial condition, and results of operations.

We rely on a combination of copyright, trademark, patent and trade secret laws, nondisclosure agreements with employees, consultants and suppliers and other contractual provisions to establish, maintain and protect our intellectual property and technology. Despite efforts to protect our intellectual property, unauthorized third parties may attempt to design around, copy aspects of our product design or obtain and use technology or other intellectual property associated with our products. Furthermore, our competitors may independently develop similar technology or design around our intellectual property. Our inability to secure and protect our intellectual property rights could materially adversely affect our brand and business, results of operations and financial condition.

If disruptions in our transportation network occur or our shipping costs substantially increase, we may be unable to sell or timely deliver our products, and our operating expenses could increase.

We are highly dependent upon the transportation systems we use to ship our products, including surface and air freight. Our attempts to closely match our inventory levels to our product demand intensify the need for our transportation systems to function effectively and without delay. On a quarterly basis, our shipping volume also tends to steadily increase as the quarter progresses, which means that any disruption in our transportation network in the latter half of a quarter will likely have a more material effect on our business than at the beginning of a quarter.

The transportation network is subject to disruption or congestion from a variety of causes, including labor disputes or port strikes, acts of war or terrorism, natural disasters and congestion resulting from higher shipping volumes. Labor disputes among freight carriers and at ports of entry are common, particularly in Europe, and we expect labor unrest and its effects on shipping our products to be a continuing challenge for us. A port worker strike, work slow-down or other transportation disruption in Asia and the United States, where we import our products to fulfill our orders, could significantly disrupt our business. Our international freight is regularly subjected to inspection by governmental entities. If our delivery times increase unexpectedly for these or any other reasons, our ability to deliver products on time would be materially adversely affected and result in delayed or lost revenue as well as customer imposed penalties. In addition, if increases in fuel prices occur, our transportation costs would likely increase. Moreover, the cost of shipping our products by air freight is greater than other methods. From time to time in the past, we have shipped products using extensive air freight to meet unexpected spikes in demand and shifts in demand between product categories, to bring new product introductions to market quickly and to timely ship products previously ordered. If we rely more heavily upon air freight to deliver our products, our overall shipping costs will increase. A prolonged transportation disruption or a significant increase in the cost of freight could materially adversely affect our business, results of operations and financial condition.

As part of growing our business, we may make acquisitions. If we fail to successfully select, execute or integrate our acquisitions, then our business, results of operations and financial condition could be materially adversely affected and our stock price could decline.

From time to time, we may undertake acquisitions to add new product and service lines and technologies, acquire talent, gain new sales channels or enter into new sales territories. Acquisitions involve numerous risks and challenges, including relating to the successful integration of the acquired business, entering into new territories or markets with which we have limited or no prior experience, establishing or maintaining business relationships with new retailers, distributors or other channel partners, vendors and suppliers and potential post-closing disputes.

We cannot ensure that we will be successful in selecting, executing and integrating acquisitions. Failure to manage and successfully integrate acquisitions could materially harm our business, financial condition and results of operations. In addition, if stock market analysts or our stockholders do not support or believe in the value of the acquisitions that we choose to undertake, our stock price may decline.

If we do not effectively manage our sales channel inventory and product mix, we may incur costs associated with excess inventory, or lose sales from having too few products.

If we are unable to properly monitor, control and manage our sales channel inventory and maintain an appropriate level and mix of products with our distributors and within our sales channels, we may incur increased and unexpected costs associated with this inventory. If our wholesale distributors and retailers are unable to sell their inventory in a timely manner, we might lower the price of the products, or these parties may exchange the products for newer products. Also, during the transition from an existing product to a new replacement product, we must accurately predict the demand for the existing and the new product.

We determine production levels based on our forecasts of demand for our products. Actual demand for our products depends on many factors, which makes it difficult to forecast. We have experienced differences between our actual and our forecasted demand in the past and expect differences to arise in the future. If we improperly forecast demand for our products, we could end up with too many products and be unable to sell the excess inventory in a timely manner, if at all, or, alternatively, we could end up with too few products and not be able to satisfy demand. This problem is exacerbated because we attempt to closely match inventory levels with product demand, leaving limited margin for error. If these events occur, we could incur increased expenses associated with writing off excessive or obsolete inventory, lose sales, incur penalties for late delivery or have to ship products by air freight to meet immediate demand, thereby incurring incremental freight costs above the sea freight costs, a preferred method, and suffering a corresponding decline in gross margin.

Changes in tax laws or exposure to additional income tax liabilities could affect our future profitability.

Factors that could materially affect our future effective tax rates include but are not limited to:

●	changes in tax laws or the regulatory environment;

●	changes in accounting and tax standards or practices;

●	changes in the composition of operating income by tax jurisdiction; and

●	our operating results before taxes.

We are subject to income taxes in the United States and numerous foreign jurisdictions. Because we do not have a long history of operating as a separate company and we have significant expansion plans, our effective tax rate may fluctuate in the future. Future effective tax rates could be affected by operating losses in jurisdictions where no tax benefit can be recorded under GAAP, changes in the composition of earnings in countries with differing tax rates, changes in deferred tax assets and liabilities, or changes in tax laws.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Code. In particular, sweeping changes were made to the U.S. taxation of foreign operations. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a quasi-territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. Additionally, new provisions were added to mitigate the potential erosion of the U.S. tax base and to discourage use of low tax jurisdictions to own intellectual property and other valuable intangible assets. While these provisions were intended to prevent specific perceived taxpayer abuse, they may have adverse, unexpected consequences. At this time, Treasury has not yet issued Regulations on how these new rules should be applied and how the relevant calculations are to be prepared. As there exists only limited guidance at this time, significant estimates and judgment are required in assessing the consequences. The amounts for adjusting the deferred tax assets and liabilities for the new effective tax rate and the transition tax are provisional based on the guidance provided by the SEC in Staff Accounting Bulletin No. 118 (“SAB 118”), which provides for a measurement period of one year from the enactment date to finalize the accounting for effects of the 2017 Tax Act. As a result of continued regulations and interpretations of the Tax Act, we are still quantifying the effects of the tax law change. The amounts reported as of December 31, 2023 are provisional based on the uncertainty discussed above. As we complete our analysis and prepare necessary data, and interpret any additional guidance, we will adjust our calculations and provisional amounts that we have recorded in our tax provision. Any such adjustments may materially impact our provision for income taxes in our financial statements.

In addition to the impact of the Tax Act on our federal taxes, the Tax Act may impact our taxation in other jurisdictions, including with respect to state income taxes. State legislatures have not had sufficient time to respond to the Tax Act. Accordingly, there is uncertainty as to how the laws will apply in the various state jurisdictions. Additionally, other foreign governing bodies may enact changes to their tax laws in reaction to the Tax Act that could result in changes to our global tax position and materially adversely affect our business, results of operations and financial condition.

Additionally, the IRS and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangibles. Tax authorities could disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. If we do not prevail in any such disagreements, our profitability may be affected.

We must comply with indirect tax laws in multiple jurisdictions, as well as complex customs duty regimes worldwide. Audits of our compliance with these rules may result in additional liabilities for taxes, duties, interest and penalties related to our international operations which would reduce our profitability.

Our operations are routinely subject to audit by tax authorities in various countries. Many countries have indirect tax systems where the sale and purchase of goods and services are subject to tax based on the transaction value. These taxes are commonly referred to as value-added tax (“VAT”) or goods and services tax (“GST”). In addition, the distribution of our products subjects us to numerous complex customs regulations, which frequently change over time. Failure to comply with these systems and regulations can result in the assessment of additional taxes, duties, interest and penalties. While we believe we are in compliance with local laws, we cannot assure that tax and customs authorities agree with our reporting positions and upon audit may assess us additional taxes, duties, interest and penalties.

Additionally, some of our products are subject to U.S. export controls, including the Export Administration Regulations and economic sanctions administered by the Office of Foreign Assets Control. We also incorporate encryption technology into certain of our solutions. These encryption solutions and underlying technology may be exported outside of the United States only with the required export authorizations or exceptions, including by license, a license exception, and appropriate classification notification requirement and encryption authorization.

Furthermore, our activities are subject to U.S. economic sanctions laws and regulations that prohibit the shipment of certain products and services without the required export authorizations, including to countries, governments and persons targeted by U.S. embargoes or sanctions. Obtaining the necessary export license or other authorization for a particular sale may be time consuming, and may result in delay or loss of sales opportunities even if the export license ultimately is granted. While we take precautions to prevent t our solutions from being exported in violation of these laws, including using authorizations or exceptions for our encryption products and implementing IP address blocking and screenings against U.S. government and international lists of restricted and prohibited persons and countries, we cannot guarantee that the precautions we take will prevent all violations of export control and sanctions laws. Violations of U.S. sanctions or export control laws can result in significant fines or penalties and incarceration could be imposed on employees and managers for criminal violations of these laws.

Also, various countries, in addition to the United States, regulate the import and export of certain encryption and other technology, including import and export licensing requirements, and have enacted laws that could limit our ability to distribute our products and services or our end-users’ ability to utilize our solutions in their countries. Changes in our products and services or changes in import and export regulations may create delays in the introduction of our products in international markets. Adverse action by any government agencies related to indirect tax laws could materially adversely affect our business, results of operations and financial condition.

The Consumer Product Safety Improvement Act and other existing or future government regulation could harm our business or may cause us to incur additional costs associated with compliance.

We are subject to various federal, state and local laws and regulations, including but not limited to, laws and regulations relating to labor and employment, U.S. customs and consumer product safety, including the Consumer Product Safety Improvement Act, or the “CPSIA.” The CPSIA created more stringent safety requirements related to lead and phthalates content in children’s products. The CPSIA regulates the future manufacture of these items and existing inventories and may cause us to incur losses if we offer for sale or sell any non-compliant items. Failure to comply with the various regulations applicable to us may result in damage to our reputation, civil and criminal liability, fines and penalties and increased cost of regulatory compliance. These current and any future laws and regulations could harm our business, results of operations and financial condition.

We may be subject to anti-corruption, anti-bribery, anti-money laundering, economic sanctions and other similar laws and regulations, and non-compliance with such laws and regulations could subject SRM to civil, criminal and administrative penalties, remedial measures and legal expenses, all of which could adversely affect SRM’s business, prospects, results of operations, financial condition and reputation.

SRM is or will be subject to laws with respect to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and other similar laws and regulations in various jurisdictions in which SRM conducts, or in the future may conduct, activities, including the U.S. Foreign Corrupt Practices Act (“FCPA”) and other anti-corruption laws and regulations. The FCPA prohibits SRM and its officers, directors, employees and business partners acting on its behalf, including agents, from offering, promising, authorizing or providing anything of value to a “foreign official” for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The FCPA also requires companies to make and keep books, records and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. A violation of these laws or regulations could adversely affect our business, prospects, results of operations, financial condition and reputation.

If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could have a materially adverse effect on our business, results of operations and financial condition.

A substantial reduction in or termination of orders from any of our largest customers would adversely affect our business, results of operations and financial condition. In addition, pressure by large customers seeking price reductions, financial incentives and changes in other terms of sale or for us to bear the risks and the cost of carrying inventory could also adversely affect our business, results of operations and financial condition.

If one or more of our major customers were to experience difficulties in fulfilling their obligations to us resulting from bankruptcy or other deterioration in their financial condition or ability to meet their obligations, cease doing business with us, significantly reduce the amount of their purchases from us, or return substantial amounts of our products, it could have a material adverse effect on our business, results of operations and financial condition. The COVID-19 pandemic has left many customers outside of our largest customers under varying degrees of financial distress, and it seems some of our largest customers are facing increases in their operating costs. Customers may request extended payment terms which may require us to take on increased credit risk or to reduce or forgo sales entirely in an attempt to mitigate financial risk associated with customer bankruptcy risk.

Customer complaints regarding our products and services could hurt our business.

From time to time, we may receive complaints from customers regarding the quality of goods purchased from us. We may in the future receive correspondence from customers requesting reimbursement. Certain dissatisfied customers may threaten legal action against us if no reimbursement is made. We may become subject to product liability lawsuits from customers alleging injury because of a purported defect in our products or services, claiming substantial damages and demanding payments from us. We are in the chain of title when we supply or distribute products, and therefore are subject to the risk of being held legally responsible for them. These claims may not be covered by our insurance policies. Any resulting litigation could be costly for us, divert management attention, and could result in increased costs of doing business, or otherwise have a material adverse effect on our business, results of operations, and financial condition. Any negative publicity generated as a result of customer frustration with our products or services, or with our websites, could damage our reputation and diminish the value of our brand name, which could have a material adverse effect on our business, results of operations, and financial condition.

Risks Related to Our Securities and Other Risks

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but (i) not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) not being required to comply with any new requirements adopted by the Public Company Accounting Oversight Board (the “PCAOB”), requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (iii) not being required to comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (iv) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (v) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We could remain an emerging growth company until the earlier of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1.24 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer. We cannot predict if investors will find our securities less attractive if we choose to rely on these exemptions. If some investors find our securities less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our securities and our stock price may be more volatile. Further, as a result of these scaled regulatory requirements, our disclosure may be more limited than that of other public companies and you may not have the same protections afforded to stockholders of such companies.

Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. We have opted for taking advantage of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the Jobs Act.

●	We are required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements is time-consuming and results in increased costs to us and could have a negative effect on our results of operations, financial condition or business.

●	Certain of our stockholders hold a significant percentage of our outstanding voting securities, which could reduce the ability of minority stockholders to effect certain corporate actions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have developed and maintain a cybersecurity risk management methodology intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management methodology is integrated into our overall enterprise risk management, and shares common methodologies, reporting channels and governance processes that apply across the Company to other legal, compliance, strategic, operational, and financial risk areas. As part of our overall risk management processes and procedures, we have instituted a cybersecurity awareness designed to identify, assess and manage material risks from cybersecurity threats, including by engaging a third-party cybersecurity service provider, which communicates directly with our management and compliance personnel.   The cyber risk management methodology involves risk assessments, implementation of security measures and ongoing monitoring of systems and networks, including networks on which we rely. Through our cybersecurity awareness, the current threat landscape is actively monitored in an effort to identify material risks arising from new and evolving cybersecurity threats. We may engage external experts, including cybersecurity assessors, consultants and auditors to evaluate cybersecurity measures and risk management processes as needed. We also depend on and engage various third parties, including suppliers, vendors and service providers in connection with our operations.

Our cybersecurity risk management methodology includes:

● risk assessments designed to help identify material cybersecurity risks to our critical systems, information, services, and our broader enterprise IT environment;

● individuals, including employees   and external third-party service providers, who are responsible for managing our cybersecurity risk assessment processes, our security controls, and our response to cybersecurity incidents;

● the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;

● a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and

● a third-party risk management process for service providers, suppliers, and vendors.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our Board provides strategic oversight on cybersecurity matters, including material risks associated with cybersecurity threats. The Board has delegated to the Audit Committee oversight of cybersecurity and other information technology risks.  The Audit Committee oversees management’s implementation of our cybersecurity risk management methodology. Our Board and the Audit Committee receives periodic updates from our Chief Financial Officer and more frequently as needed, regarding the overall state of our cybersecurity preparedness, information on the current threat landscape, and material risks from cybersecurity threats and cybersecurity incidents. The Audit Committee and our management team are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents, including through the receipt of notifications from third-party service providers.

The Audit Committee reports to the full Board regarding cybersecurity activities. The full Board also receives briefings from management on cyber risk issues and best practices. Our management team is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for developing and maintaining our overall cybersecurity risk methodology and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel;  threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the information technology environment.

ITEM 2. PROPERTIES

Our principal executive office is located in leased premises of approximately 6,908 square feet at 1061 E. Indiantown Rd., Ste. 110, Jupiter, FL 33477. The premises are shared with Safety Shot, Inc., our former parent company, with lease terms on a month-to-month basis. We believe that these facilities are adequate for our needs, including providing the space and infrastructure to accommodate our development work based on our current operating plan. We do not own any real estate.

ITEM 3. LEGAL PROCEEDINGS

The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. There are no actions, suits, proceedings, inquiries or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company or any of our subsidiaries, threatened against or affecting the Company, our common stock, any of our officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Since August 15, 2023, the Company’s common stock has traded on the Nasdaq Capital Market under the symbol SRM.

As of March 21, 2024, there were 28 shareholders of record. Since certain shares of our common stock are held by brokers and other institutions on behalf of stockholders, the foregoing number of holders of our common stock is not representative of the number of beneficial holders of our common stock.

The last reported sales price for our common stock as reported on the Nasdaq Capital Market on March 29, 2024 was $1.59.

Dividends

We do not anticipate paying any cash dividends on our common stock in the foreseeable future and we intend to retain all of our earnings, if any, to finance our growth and operations and to fund the expansion of our business. Payment of any dividends will be made in the discretion of our Board of Directors, after our taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. No dividends may be declared or paid on our common shares, unless a dividend, payable in the same consideration or manner, is simultaneously declared or paid, as the case may be, on our shares of preferred stock, if any.

Issuance of Unregistered Securities

During the period from the date of the Company’s IPO (August 14, 2023) to December 31, 2023, the Company issued 315,500 shares of its restricted common stock, valued at a total of $612,800 (based on the date of the respective agreements), to three companies. Additionally, at December 31, 2023, the Company has stock payable for services due one company for $676,000 representing 400,000 shares of the Company’s restricted common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no issuer purchases of equity securities during the year ended December 31, 2023.

Securities Authorized for Issuance under Equity Compensation Plans

On March 21, 2023, our Board of Directors and majority shareholders, respectively, approved the SRM Entertainment, Inc. 2023 Equity Incentive Plan (the “2023 Plan”), to be administered by our Compensation Committee. Pursuant to the 2023 Plan, we are authorized to grant options and other equity awards to officers, directors, employees and consultants. The purchase price of each share of common stock purchasable under an award issued pursuant to the 2023 Plan, shall be determined by our Compensation Committee, in its sole discretion, at the time of grant, but shall not be less than 100% of the fair market of such share of common stock on the date the award is granted, subject to adjustment. Our Compensation Committee shall also have sole authority to set the terms of all awards at the time of grant. Pursuant to the 2023 Plan, a maximum of 1,500,000 shares of our common stock shall be set aside and reserved for issuance, subject to adjustments as may be required in accordance with the terms of the 2022 Plan. At December 31, 2023 the Company had issued a 100,000 stock grant to one of the company’s consultants and a total of 90,000 stock options to three of our Directors.

ITEM 6. [RESERVED]

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report.

In this annually report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report and unless otherwise indicated, the terms “we”, “us”, “our”, “JUPW” and the “Company” mean SRM Entertainment, Inc.

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of US Securities and Exchange Commission (“SEC”). The acquisition of SRM Ltd and SRM Inc occurred on August 14, 2023. The financial statements are prepared using Reverse Acquisition Accounting and as such, for legal purposes SRM Inc was the acquiring company and for GAAP accounting, SRM Ltd was the acquiring company. Therefore, the financial statements are presented using the historical financial statements of SRM Ltd. using the capital structure of SRM Inc.

Company Overview

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

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our audited financial statements for the year ended December 31, 2023 and 2022, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and the rules and regulations of the Securities and Exchange Commission. The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in United States Dollars. Significant accounting policies are summarized below:

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

The Company’s performance obligations are satisfied when goods or products are shipped on an FOB shipping point basis as title passes when shipped. Our product is generally paid in advance of shipment or standard net 30 days, and we offer no specific right of return, refund or warranty related to our products except for cases of defective products of which there have been none to date.

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

Earnings (Loss) Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments such as options, warrants, convertible securities and preferred stock, unless the effect is to reduce a loss or increase earnings per share. Warrants are not considered in the calculations for the years ended December 31, 2023 and 2022, as the impact of the potential common shares would be to decrease the loss per share.

	For the Years Ended December 31,
	2023	2022
Numerator:
Net income (loss)	$(2,053,859)	$328,701

Denominator:
Denominator for basic earnings per share - Weighted-average common shares issued and outstanding during the period	7,688,523	6,500,000
Denominator for diluted earnings per share	7,688,523	6,500,000
Basic (loss) per share	$(0.27)	$0.05
Diluted (loss) per share	$(0.27)	$0.05

Cash

We consider all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of December 31, 2023 and 2022.

Foreign Currency Translation

Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the period. Equity accounts are translated at historical exchange rates. Gains and losses from foreign currency transactions and translation for the years ended December 31, 2023 and 2022 and the cumulative translation gains and losses as of December 31, 2023 and 2022 were not material.

Accounts Receivable

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. During the years ended December 31, 2023 and 2022, the Company recognized no allowance for doubtful collections.

Fair Value of Financial Instruments

The fair value of our assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on our evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Since we were incorporated on April 22, 2022, the evaluation was performed for 2022 tax year, which would be the only period subject to examination. We believe that our income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to our financial position. Our policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

The Company’s deferred tax asset at December 31, 2023 and 2022 consists of net operating loss carry forwards calculated using effective tax rates equating to approximately $497,655 and $51,149, respectively. Due to the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance of $497,655 and $51,149 for the years ended December 31, 2023 and 2022.

Stock Based Compensation

We recognize compensation costs to employees under FASB Accounting Standards Codification 718 “Compensation - Stock Compensation” (“ASC 718”). Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options and warrants. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

On April 22, 2022, the inception date (“Inception”), we adopted ASU No. 2018-07 “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to non-employees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned.

Recently Issued Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The Company has adopted this standard beginning January 1, 2019. The adoption of this standard did not have a significant impact on our results of operations, financial condition, cash flows, and financial statement disclosures.

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

Results of Operations

For the years ended December 31, 2023 and 2022

The following table provides selected financial data about us for the year ended December 31, 2023 and 2022, respectively.

	December 31, 2023	December 31, 2022
Sales	$5,760,533	$6,076,116
Cost of Sales	4,443,083	4,845,217
Gross Profit (Loss)	1,317,450	1,230,899
Total expenses	3,371,309	902,198
Net Income (Loss)	$(2,053,859)	$328,701

Revenues

We generated $5,760,533 in revenues for the year ended December 31, 2023 compared to $6,076,116 revenues for the year ended December 31, 2022. The decrease can be attributed to industry conditions, even though attendance and revenue were up on the West Coast, the summer season was a bit milder in Orlando, Florida, as there was a year-over-year decline in revenue for Orlando resorts. However, while demand has tapered off from the initial post COVID rebound in 2022, attendance in Orlando is still for the most part in line with pre-pandemic levels. We believe with the new theme park opening in Orlando right around the corner, our business should benefit from the publicity and enthusiasm that typically surrounds new theme park openings.

Operating Expenses and other income/expense

We had total operating expenses and other income/expense of $3,371,309 for the year ended December 31, 2023 compared to $902,198 for the year ended December 31, 2022.

Operating expenses for the year ended December 31, 2023 totaled $3,371,309 were in connection with our daily operations as follows: (i) marketing expenses of $38,694; (ii) legal and professional expenses of $1,598,179 including board of director fees, auditing and accounting fees, investor relations and public awareness campaigns, legal services, corporate advisory services, registration statement preparation fees, general corporate governance fees; (iii) rent of $12,475; (iv) depreciation and amortization of $6,651; (v) general and administrative expenses of $1,270,681, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense and other normal office and administration expenses; (vi) stock based compensation of $427,702 consisting primarily of investor relations and public awareness campaign. Other expenses consisted of net interest expense of $16,927.

Operating expenses for the year ended December 31, 2022 totaled $902,198 were in connection with our daily operations as follows: (i) rent of $4,065; (ii) depreciation and amortization of $2,333; and (iii) general and administrative expenses of $866,516, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense and other normal office and administration expenses. Other expenses consisted of $754 of other income and net interest expense of $30,038.

Expenses during 2023 were higher than the same period in 2022 due primarily to cost associated with our initial public offering and other costs associated with our company being listed and traded on Nasdaq. In addition, we launched new product lines as well as increased marketing, promotional and social media efforts.

Income/Losses

Net loss for the year ended December 31, 2023 was $2,053,859 and income for the year ended December 31, 2022 was $328,701.

Impact of Inflation

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Off Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “variable interest entities.”

Liquidity and Capital Resources

The Company is in commercialization mode, while continuing to pursue the development of its next generation products as well as new products that are being developed.

We generally require cash to:

●	launch sales initiatives,

●	fund our operations and working capital requirements,

●	develop and execute our product development and market introduction plans,

●	fund research and development efforts, and

●	pay any expense obligations as they come due.

As of December 31, 2023, we had approximately $2,980,741 in cash and cash equivalents, an increase of $2,527,225 from the $453,516 as of December 31, 2022. During the year ended December 31, 2023, we raised net proceeds of $5,168,325 from the sale of securities.

Operating Activities:

Net cash used in our operating activities of $769,764 during the year ended December 31, 2023, was primarily due to our operating loss of $2,053,843 offset by $1,288,800 of stock based compensation.

Net cash used in our operating activities of $29,925 during the year ended December 31, 2022, is primarily due to our net income of $328,701 offset by our increase in operation assets (primarily inventory).

Financing Activities:

During the year ended December 31, 2023, net cash provided by financing activities of $3,679,359 was by the proceeds from the sale of our common stock in our Initial Public Offering ($5,168,325) less the payment of a promissory note to Jupiter Wellness, Inc. ($1,488,966).

During the year ended December 31, 2022, net cash provided by financing activities of $19,948 was primarily from proceeds from a promissory note.

Investing Activities:

During the year ended December 31, 2023, net cash used in investing activities of $382,370 was primarily used in the acquisition of SRM Entertainment Ltd.

During the year ended December 31, 2022, net cash used in investing activities of $11,984 was primarily from purchase of fixed assets and loan to an affiliate.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and corresponding notes thereto called for by this item may be found beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

At the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures were ineffective to ensure that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to the Company, based on the assessment and control of disclosure decisions currently performed by a small team. The Company plans to expand its management team and build a fulsome internal control framework required by a more complex entity.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles, or GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2023.

This Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting as smaller reporting companies are not required to include such report and EGC’s are exempt from this requirement entirely until they are no longer an EGC. Management’s report is not subject to attestation by the Company’s independent registered public accounting firm.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

ITEM 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their respective ages as of the date of this Form 10-K are as follows:

Name	Age	Position(s)
Richard Miller	56	Chief Executive Officer
Douglas O. McKinnon	73	Chief Financial Officer
Christopher Marc Melton	52	Independent Director
Gary Herman	59	Independent Director
Hans Haywood	55	Independent Director

The following describes the business experience of each of our directors and executive officers, including other directorships held in reporting companies:

Richard Miller, Chief Executive Officer and Chairman, has served as Chief Executive Officer and Director of the Company since November 2020. Previously, Mr. Miller served as the Chief Operating Officer and Chief Compliance Officer of Jupiter Wellness from November 2018 until November 2020. Prior to his service to Jupiter Wellness, Mr. Miller served as president of Caro Consulting, Inc. a consulting firm that advises emerging growth companies. Over the last twenty years Mr. Miller has provided strategic advice to hundreds of companies across diverse industries. He has assisted C Level executives with expanding, financing and other challenges emerging companies face. Mr. Miller co-founded of Teeka Tan Suncare Products in 2004 and oversaw the development, design and launch of a diverse sun care product line along with the public offering of the company. He is an advocate for school safety and local schools through his grass roots group My School Counts.

Douglas O. McKinnon, Chief Financial Officer, has served as our Chief Financial Officer since April 2022. Mr. McKinnon previously served as Chief Financial Officer of Jupiter from August 2019 to April 2022 and has served as the Chief Executive Officer of AppYea, Inc. since March 2016. Mr. McKinnon has also served as a Director of Surna, Inc. since March, 2014 and as Surna’s Executive Vice President and Chief Financial Officer since April, 2014. Prior to Surna, Inc., Mr. McKinnon served as Chief Executive Officer of 1st Resource Group, Inc. for four years. Mr. McKinnon’s 35+ year professional career includes financial, advisory and operation experience across a broad spectrum of industry sectors, including oil and gas, technology, and communications. He has served in C-level positions in both private and public sectors, including Chairman and CEO of an American-Stock-Exchange traded company, VP - Chief Administrative Officer of a $12-billion market cap Nasdaq-traded company for which the management team raised over $2.2 billion, CFO of several publicly-held US, Canadian and Australian companies, and CEO/CFO of various other private enterprises. As an entrepreneur, Mr. McKinnon has been involved in organizations ranging from start-up companies using venture capital funding to publicly traded institutional backed companies. Additionally, Mr. McKinnon has extensive merger and acquisition, and turnaround experience.

Christopher Marc Melton, Director, has served as one of our directors since April 2022. Mr. Melton has served as director of SG Blocks, Inc. since November of 2011 and currently serves as the Audit Committee Chairman. From 2000 to 2008, Mr. Melton was a Portfolio Manager for Kingdon Capital Management (“Kingdon”) in New York City, where he ran in excess of $1 Billion book in media, telecom, and Japanese investment. Mr. Melton opened Kingdon’s office in Japan, where he set up a Japanese research company. From 1997 to 2000, Mr. Melton served as a Vice President at JPMorgan Investment Management as an equity research analyst, where he helped manage $1 Billion plus in REIT funds under management. Mr. Melton was a Senior Real Estate Equity Analyst at RREEF Funds in Chicago from 1995 to 1997. Mr. Melton is Principal and co-founder of Callegro Investments, a specialist land investor. He currently serves on several Public and Private Boards as well as Chairman of the Audit Committee of a Nasdaq listed company.

Gary Herman has served on our Board since 2022. Mr. Herman is a seasoned investor with many years of investment and business experience. From 2005 to 2020 he co-managed Strategic Turnaround Equity Partners, LP (Cayman) and its affiliates. From January 2011 to August 2013, he was a managing member of Abacoa Capital Management, LLC, which managed Abacoa Capital Master Fund, Ltd., focused on a Global-Macro investment strategy. From 2005 to 2020, Mr. Herman was affiliated with Arcadia Securities LLC, a New York-based broker-dealer. From 1997 to 2002, he was an investment banker with Burnham Securities, Inc. From 1993 to 1997, he was a managing partner of Kingshill Group, Inc., a merchant banking and financial firm with offices in New York and Tokyo. Mr. Herman has a B.S. from the University at Albany with a major in Political Science and minors in Business and Music. Mr. Herman has many years of experience serving on the boards of public and private companies. He presently sits on the boards of Siyata Mobile, Inc. (NASDAQ: SYTA), LQR House, Inc. (NASDAQ: LQR), SusGlobal Energy Corp. (OTCQB: SNRG) and XS Financial, Inc. (CSE: XS). We believe Mr. Herman’s extensive board and investment experience makes him well-qualified to serve as a member of our board of directors.

Hans Haywood, Director, has served as a director of the Company since April 2022 and is currently a principal of HKA Capital Advisors, a platform from which to offer consulting services and develop proprietary trading algorithms, which he founded in 2010. From May 2011 to April 2018 Mr. Haywood was the Co-Chief Investment Officer and a Director of Tempest Capital AG, a Zurich-based family office/private equity fund, responsible for structuring and making activist investments in the technology and natural resource sectors. From May 2009 to March 2011, Mr. Haywood was the Chief Investment Officer of Panda Global Advisors, an emerging markets oriented Global Macro fund with a focus on liquid assets, sovereign credit, interest rates, foreign exchange, equity and commodities, which he founded in 2011. From July 2005 to December 2007, Mr. Haywood was a Partner and Senior Portfolio Manager for Sailfish Capital Partners, a multi-strategy fund, where he co-founded and managed the fund’s global Emerging Markets strategy. From December 1997 to June 2005, he was a Managing director at Credit Suisse where he managed the firm’s proprietary credit portfolio and was jointly responsible for the creation of the firm’s customer-oriented trading platform. Mr. Haywood received a master’s degree in Chemical Engineering from Imperial College, University of London in 1990. Mr. Haywood has served as a board member of SRM since December 2022. We believe Mr. Haywood’s extensive management and board experience makes him well-qualified to serve as a member of our board of directors.

Board Diversity

The table below provides information relating to certain voluntary self-identified characteristics of our directors. Each of the categories listed in the table below has the meaning as set forth in NASDAQ Rule 5605(f).

	Board Diversity Matrix (As of December 31, 2023)
Total Number of Directors	5
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors
Part II: Demographic Background
African American or Black
Alaskan Native or Native American
Asian
Hispanic or Latinx
Native Hawaiian or Pacific Islander
White		5
Two or More Races or Ethnicities
LGBTQ
Did Not Disclose Demographic Background

Term of Office

Our Board is elected annually by our stockholders. Each director shall hold office until a successor is duly elected and qualified or until his or her earlier death, resignation or removal.

Family Relationships

There are no family relationships among and between the issuer’s directors, officers, persons nominated or chosen by the issuer to become directors or officers, or beneficial owners of more than ten percent of any class of the issuer’s equity securities.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our Common Stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the year ended December 31, 2023.

Board Composition

Director Independence

Our business and affairs are managed under the direction of our Board, which consist of five members. Under Nasdaq rules, independent directors must comprise a majority of a listed company’s board of directors, subject to certain exceptions. In addition, Nasdaq rules require that each member of a listed company’s audit, compensation and nominating and governance committees be independent, subject to certain phase-ins for newly-public companies. Under Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or (2) be an affiliated person of the listed company or any of its subsidiaries.

Our Board has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that Messrs. Melton, Herman and Haywood do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq. In making this determination, our Board considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

In making this determination, our Board considered the current and prior relationships that each non-employee director has with us and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

Board Committees

Our Board has established Audit, Compensation, and Nominating and Corporative Governance Committees. Our Board may establish other committees to facilitate the management of our business. The composition and functions of the audit committee, compensation committee and nominating and corporate governance committee are described below. The charter of each committee is available on our corporate website at https://corporate.srmentertainment.com/corporate-governance. Members will serve on committees until their resignation or removal from the Board or until otherwise determined by our Board.

Audit Committee

Our audit committee consists of Mr. Melton, Mr. Herman and Mr. Haywood, with Mr. Melton serving as the chairman. Our Board has determined that Mr. Melton is an “audit committee financial expert” within the meaning of the SEC regulations. Our Board has also determined that each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, the Board has examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector. The functions of this committee include:

●	selecting a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;

●	helping to ensure the independence and performance of the independent registered public accounting firm;

●	discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;

●	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

●	reviewing our policies on risk assessment and risk management;

●	reviewing related party transactions;

●	obtaining and reviewing a report by the independent registered public accounting firm at least annually, that describes our internal quality-control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and

●	approving (or, as permitted, pre-approving) all audit and all permissible non-audit services, other than de minimis non-audit services, to be performed by the independent registered public accounting firm.

Compensation Committee

Our compensation committee consists of Messrs. Melton, Haywood and Herman with Mr. Herman serving as the chairman. The functions of the compensation committee will include:

●	reviewing and approving, or recommending that our Board approve, the compensation of our executive officers;

●	reviewing and recommending that our Board approve the compensation of our directors;

●	reviewing and approving, or recommending that our Board approve, the terms of compensatory arrangements with our executive officers;

●	administering our stock and equity incentive plans;

●	selecting independent compensation consultants and assessing conflict of interest compensation advisers;

●	reviewing and approving, or recommending that our Board approve, incentive compensation and equity plans; and

●	reviewing and establishing general policies relating to compensation and benefits of our employees and reviewing our overall compensation philosophy.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Messrs. Melton and Haywood and Herman, with Mr. Herman serving as the chairman. The functions of the nominating and governance committee will include:

●	identifying and recommending candidates for membership on our Board;

●	including nominees recommended by stockholders;

●	reviewing and recommending the composition of our committees;

●	overseeing our code of business conduct and ethics, corporate governance guidelines and reporting; and

●	making recommendations to our Board concerning governance matters.

The nominating and corporate governance committee also annually reviews the nominating and corporate governance committee charter and the committee’s performance.

Board Leadership Structure and Role in Risk Oversight

Our Board is primarily responsible for overseeing our risk management processes. Our Board receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our assessment of risks. Our Board focuses on the most significant risks we face our general risk management strategy, and also ensures that risks we undertake are consistent with our Board’s appetite for risk. While our Board oversees our risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks we face and that our Board leadership structure supports this approach.

Our amended and restated bylaws provide our Board with flexibility in its discretion to combine or separate the positions of Chairman of the Board and Chief Executive Officer. The Board currently does not separate the roles of Chief Executive Officer and Chairman of the Board and both positions are held by Richard Miller. Our Chief Executive Officer is responsible for setting the strategic direction of the Company and the day-to-day leadership and performance of the Company and as the Chairman he sets the agenda for the Board meetings, presides over meetings of the Board and tries to reach a consensus on Board decisions. The Board believes it should be able to freely select the Chairman of the Board based on criteria that it deems to be in the best interest of the Company and its stockholders, and therefore one person may serve as both the Chief Executive Officer and Chairman of the Board.

Code of Ethics

We have adopted a code of ethics and conduct applicable to all of our directors, officers, employees and all persons performing similar functions. A copy of that code is attached as Exhibit 14.1 to this filing. We expect that any amendments to the code, or any waivers of its requirements, will be disclosed in our public filings with the Commission.

Corporate Governance Guidelines

We have adopted a corporate governance guidelines that serve as a flexible framework within which our Board and its committees operate. These guidelines cover a number of areas including the size and composition of the Board, Board membership criteria and director qualifications, director responsibilities, Board agenda, roles of the chairman of the Board and Chief Executive Officer and Chief Financial Officer, meetings of independent directors, committee responsibilities and assignments, Board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning.

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

1. any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4. being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5. being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6. being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

ITEM 11. EXECUTIVE COMPENSATION

No compensation was paid to our principal executive officer and our two other most highly compensated executive officers during the fiscal years indicated below.

				Stock	Option	All Other		Total
Name and Principal		Salary	Bonus	Awards	Awards	Compensation		Compensation
Position	Year	($)	($)	($)(3)	($)(3)	($)(4)		($)
Richard Miller (1)(4)	2023	$175,000	$50,000	$	$		$25,000	$250,000
Chief Executive Officer	2022	$145,833	$-	$-	$		$5,000	$150,833

Douglas O. McKinnon(2)(4)	2023	$61,875	$25,000	$	$		$12,500	$99,375
Chief Financial Officer	2022	$-	$-	$-	$		$-	$-

Taft Flitner	2023	$100,000	$68,717	$	$		$-	$168,617
President	2022	$100,000	$4,321	$	$	$		$104,321

Deborah McDaniel-Hand	2023	$90,000	$58,717	$	$	$		$158,617
Vice President of Production, Development and Operations	2022	$90,000	$17,820	$	$	$		$107,820

1.	Mr. Miller was appointed as Chief Executive Officer on January 1, 2023.

2.	Mr. McKinnon was appointed Chief Financial Officer on August 14, 2023.

3.	There were no equity incentive plan compensation, option awards, nor stock awards in 2023 and 2022.

4.	Mr. Miller and Mr. McKinnon were paid $25,000 and $12,500 respectively for Director fees in 2023.

Employment Agreements with Named Officers

Richard Miller

We entered into an employment agreement with Richard Miller on January 1, 2023, pursuant to which we employ Mr. Miller as Chief Executive Officer. The agreement provides for an annual base salary of $175,000 and $175,000 in stock options annually. The options have a cashless exercise. The base salary and stock options will increase 10% annually for the following two (2) years of the agreement in 2023 and 2024. Mr. Miller is eligible for periodic bonuses in addition to his base salary, as may be determined by our board of directors and the compensation committee.

The agreement also contains the following material provisions: eligible to participate in pension and other retirement plans, group life insurance, hospitalization, surgical and major medical coverage, sick leave, disability and salary continuation, vacation and holidays, cellular telephone and all related costs and expenses, long-term disability, and other fringe benefits and entitled to reimbursement for all reasonable and necessary business expenses. Mr. Miller agreed to non-compete and non-solicit terms under his agreement.

Douglas McKinnon

On August 5, 2019 (the “McKinnon Execution Date”), Jupiter Wellness, Inc. (“Jupiter”) entered into a written employment agreement with Douglas McKinnon, pursuant to which Mr. McKinnon shall serve as Jupiter’s Chief Financial Officer (the “McKinnon Employment Agreement”). Pursuant to the McKinnon Employment Agreement, Mr. McKinnon was granted 300,000 shares of Jupiter common stock. The McKinnon Employment Agreement has a term of three (3) years and shall automatically renew for one (1) year periods unless otherwise terminated by either party. Mr. McKinnon shall be paid a salary in an amount commensurate with his position and responsibilities at similar companies, subject to the mutual agreement between Jupiter and Mr. McKinnon. Effective June 1, 2021, the McKinnon Employment Agreement was amended such that if Mr. McKinnon is terminated either Voluntarily or Involuntarily other than for Cause, including but not limited to (i) a Change of Control or Attempted Change of Control, (ii) material merger or other material business combination, (iii) change of Board of Directors or Executive Officers or (iv) or other events as set forth in the respective Employment Agreement, the Employee is entitled to all compensation remaining to be paid during the then-current term of the Employment Agreement or one year whichever is greater plus an additional two-years. In connection with the “spin-off” of SRM from Jupiter, effective August 14, 2023, SRM assumed the responsibilities, terms, and conditions of the McKinnon Employment Agreement.

Taft Flittner

We entered into an employment agreement with Taft Flittner on January 1, 2023, pursuant to which we employ Mr. Flittner as President. The agreement replaced the previous employment agreement Mr. Flittner had with Jupiter Wellness dated July 22, 2021. This agreement provides for an annual base salary of $100,000 and fifty thousand (50,000) ISO options to purchase shares of the Company’s Common Stock pursuant to the 2022 Equity Incentive Plan. The ISO options will vest in annually tranches and be fully vested two years from the date of the agreement. The option’s strike price will be the closing price on the date of issuance. Mr. Flittner shall receive an annual bonus(s’) based on a percentage of EBITDA, growth and other factors which will be determined by the Board.

The agreement also contains the following material provisions: eligible to participate in pension and other retirement plans, group life insurance, hospitalization, surgical and major medical coverage, sick leave, disability and salary continuation, vacation and holidays, cellular telephone and all related costs and expenses, long-term disability, and other fringe benefits and entitled to reimbursement for all reasonable and necessary business expenses. Mr. Flittner agreed to non-compete and non-solicit terms under his agreement.

Deborah McDaniel-Hand

We entered into an employment agreement with Deborah McDaniel-Hand on January 1, 2023, pursuant to which we employ Ms. McDaniel-Hand as Vice President of Product Development & Operations. The agreement replaced the previous employment agreement Ms. McDaniel-Hand had with Jupiter Wellness dated July 22, 2021. This agreement provides for an annual base salary of $96,000 and fifty thousand (50,000) ISO options to purchase shares of the Company’s Common Stock pursuant to the 2022 Equity Incentive Plan. The ISO options will vest in annual tranches and be fully vested two years from the date of the agreement. The option’s strike price will be the closing price on the date of issuance. Ms. McDaniel-Hand shall receive a bonus of 1% of recognized revenues in addition to her base salary, which may be paid, at the election of Ms. McDaniel-Hand, in cash or shares of Common Stock (calculated at the fair market value of such shares as determined by the Board). A cash bonus will be paid semi-annually.

The agreement also contains the following material provisions: eligible to participate in pension and other retirement plans, group life insurance, hospitalization, surgical and major medical coverage, sick leave, disability and salary continuation, vacation and holidays, cellular telephone and all related costs and expenses, long-term disability, and other fringe benefits and entitled to reimbursement for all reasonable and necessary business expenses. Ms. McDaniel-Hand agreed to non-compete and non-solicit terms under her agreement.

Stock Incentive Plan

On March 21, 2023, our Board of Directors and majority shareholders, respectively, approved the SRM Entertainment, Inc. 2023 Equity Incentive Plan (the “2023 Plan”), to be administered by our Compensation Committee. Pursuant to the 2023 Plan, we are authorized to grant options and other equity awards to officers, directors, employees and consultants. The purchase price of each share of common stock purchasable under an award issued pursuant to the 2023 Plan, shall be determined by our Compensation Committee, in its sole discretion, at the time of grant, but shall not be less than 100% of the fair market of such share of common stock on the date the award is granted, subject to adjustment. Our Compensation Committee shall also have sole authority to set the terms of all awards at the time of grant. Pursuant to the 2023 Plan, a maximum of 1,500,000 shares of our common stock shall be set aside and reserved for issuance, subject to adjustments as may be required in accordance with the terms of the 2023 Plan. At December 31, 2023 the Company had issued a 100,000 stock grant to one of the company’s consultants and a total of 90,000 stock options to three of our Directors.

Director Compensation

The following table sets forth the amounts paid to Directors during the years ended

December 31, 2023 and 2022.

Directors	2023	2022
Richard Miller	25,000	5,000
Douglas O. McKinnon	12,500	-
Christopher Marc Melton	25,000	5,000
Gary Herman	25,000	5,000
Hans Haywood	25,000	5,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table as of March 29, 2024 sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group beneficially owning more than 5% of any class of voting securities; (ii) our directors, and; (iii) each of our named executive officers; and (iv) all executive officers and directors as a group as of March 29, 2024. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated, the address of all listed stockholders is c/o SRM Entertainment, Inc., 1061 E. Indiantown Rd., Ste. 110, Jupiter, FL 33477.

	Shares of	% of Shares of
	Common Stock	Common Stock
	Beneficially	Beneficially
Name of Beneficial Owner	Owned	Owned
Directors and Officers:

Richard Miller (1)	900,000	8.2%
Chief Executive Officer and Director

Douglas McKinnon (2)	436,388	4.0%
Chief Financial Officer and Director

Taft Flitner (3)	450,000	4.1%
President

Deborah McDaniel-Hand (4)	200,000	1.8%
Vice President of Production, Development and Operations

Gary Herman (5)	70,000	0.6%
Director

Hans Haywood (6)	70,000	0.6%
Director

Christopher Melton (7)	70,000	0.6%
Director

All officers and directors (8 persons)	2,196,388	19.6%

*.

(1) Includes 300,000 shares issuable upon exercise of options.

(2) Includes 200,000 shares issuable upon exercise of options.

(3) Includes 150,000 shares issuable upon exercise of options.

(4) Includes 100,000 shares issuable upon exercise of options.

(5) Includes 70,000 shares issuable upon exercise of options.

(6) Includes 70,000 shares issuable upon exercise of options.

(7) Includes 70,000 shares issuable upon exercise of options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has established policies and other procedures regarding approval of transactions between the Company and any employee, officer, director, and certain of their family members and other related persons. These policies and procedures are generally not in writing but are evidenced by long standing principles adhered to by our Board. The disinterested members of the Board review, approve and ratify transactions that involve “related persons” and potential conflicts of interest. Related persons must disclose to the disinterested members of the Board any potential related person transactions and must disclose all material facts with respect to such transaction. All such transactions will be reviewed by the disinterested members of the Board and, in their discretion, approved or ratified. In determining whether to approve or ratify a related person transaction the disinterested members of the Board will consider the relevant facts and circumstances of the transaction, which may include factors such as the relationship of the related person with the Company, the materiality or significance of the transaction to the Company and the related person, the business purpose and reasonableness of the transaction, whether the transaction is comparable to a transaction that could be available to the Company on an arms-length basis, and the impact of the transaction on the Company’s business and operations.

Since the beginning of fiscal year 2023 , the Company did not have any transactions to which it has been a participant that involved amounts that exceeded or will exceed the lesser of (i) $120,000 or (ii) one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any of the Company’s directors, executive officers or any other “related person” as defined in Item 404(a) of Regulation S-K had or will have a direct or indirect material interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees totaling $65,000 and $90,000 were paid to M&K CPAS during the year ended December 31, 2023 and 2022, respectively.

No other fees were paid to M&K CPAS.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation of SRM Entertainment, Inc.	S-1	3.1	05/26/2023
3.2	Bylaws of SRM Entertainment, Inc.	S-1	3.2	05/26/2023
3.3	Amendment to the Bylaws of SRM Entertainment, Inc.	S-1	3.3	05/26/2023
4.1	Form of Common Stock Certificate of SRM Entertainment, Inc.	S-1	4.1	05/26/2023
4.2	Form of Representative’s Warrant	S-1	4.2	07/28/2023
4.3	Description of Securities				X
10.1	Share Exchange Agreement between Jupiter Wellness, Inc. and SRM Entertainment, Inc. dated December 9, 2022	S-1	10.1	05/26/2023
10.2	Employment Agreement between SRM Entertainment, Inc. and Richard Miller dated January 1, 2023†	S-1	10.2	05/26/2023
10.3	Employment Agreement between SRM Entertainment, Inc. and Taft Flittner dated January 1, 2023†	S-1	10.3	05/26/2023
10.4	Employment Agreement between SRM Entertainment, Inc. and Deborah McDaniel-Hand dated January 1, 2023†	S-1	10.4	05/26/2023
10.5	License Agreement between SRM Entertainment, Inc. and LAFIG Belgium s.a. dated July 28, 2022	S-1	10.5	05/26/2023
10.6	License Agreement between SRM Entertainment, Inc. and Zoonicorn, LLC dated July 17, 2022	S-1	10.6	05/26/2023
10.7	License Agreement between SRM Entertainment, Inc., Taylored Concepts, LLC and ProToyTypes, LLC dated September 1, 2021	S-1	10.7	05/26/2023
10.8	Addendum to License Agreement between SRM Entertainment, Inc., Taylored Concepts, LLC and ProToyTypes, LLC dated June 18, 2022	S-1	10.8	05/26/2023
10.9	2023 Equity Incentive Plan†	S-1	10.9	05/26/2023
10.10	Amended and Restated Exchange Agreement between Jupiter Wellness, Inc. and SRM Entertainment, Inc. dated May 26, 2023	S-1	10.10	05/26/2023
10.11	Employment Agreement between Jupiter Wellness, Inc., formerly known as CBD Brands, Inc., and Douglas O. McKinnon dated August 5, 2019†	S-1	10.11	07/18/2023
10.12	Assignment and Assumption Agreement dated August 3, 2023, between Jupiter Wellness, Inc. and SRM Entertainment, Inc.	8-K	10.1	08/16/2023
14.1	Code of Business Conduct and Ethics				X
21.1	List of Subsidiaries	S-1	21.1	05/26/2023
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 #				X
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 #				X
97.1	SRM Entertainment, Inc. Compensation Recovery Policy				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document.				X

†	Management or compensatory plan or arrangement.
#	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the day of April 1, 2024.

SRM Entertainment Inc.

By:	/s/ Richard Miller

Richard Miller

Chief Executive Officer and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard Miller	Director and Chief Executive Officer (principal executive officer)	April 1, 2024
Richard Miller
/s/ Douglas McKinnon	Director and Chief Financial Officer (principal financial and accounting officer)	April 1, 2024
Douglas McKinnon

/s/ Gary Herman	Director	April 1, 2024
Gary Herman

/s/ Hans Haywood	Director	April 1, 2024
Hans Haywood

/s/ Christopher Melton	Director	April 1, 2024
Christopher Melton

SRM ENTERTAINMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SRM Entertainment, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SRM Entertainment, Inc. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, statement of changes in shareholders’ deficit, and cash flows for the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its consolidated operations and its cash flows for the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audits Matters

The critical audits matters communicated below are matters arising from the current period audits of the consolidated financial statements that were communicated or required to be communicated to the audits committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audits matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audits matter below, providing separate opinions on the critical audits matters or on the accounts or disclosures to which they relate.

Revenue transactions and Improper Revenue Recognition

As discussed in the Note 1 to the financial statements, the Company generates its revenue from the sales of its products directly to the end user and recognizes revenue when goods or products are shipped on a FOB shipping point. Understanding when the performance obligation has been completed can sometimes require significant judgement. We tested the Company’s support for all of the material revenue sources and the timing in which the Company completed the related performance obligation.

/s/ M&K CPAS, PLLC

www.mkacpas.com

We have served as the Company’s auditor since 2022.

The Woodlands, Texas

April 1, 2024

SRM Entertainment, Inc.

Condensed Consolidated Balance Sheets

As of December 31, 2023 and 2022

	December 31,	December 31,
	2023	2022

Assets
Cash	$2,980,741	$453,516
Inventory	307,005	290,200
Account receivable	707,035	621,090
Prepaid expenses and deposits	468,687	629,897
Other current assets	34,144	75,528
Total current assets	4,497,612	2,070,231

Fixed assets, net of depreciation	45,462	9,333
Total assets	$4,543,074	$2,079,564

Liabilities
Accounts Payable	$126,451	$378,804
Promissory note from Parent	-	1,482,673
Accrued and other liabilities	292,425	220,681
Total Liabilities	418,876	2,082,158

Shareholders’ Equity
Preferred stock, $0.001 par value, 100,000 shares authorized of which none are issued	-	-
Common Stock, $0.0001 par value, 100,000,000 authorized shares 9,765,500 issued and outstanding on historical basis and 6,500,000 issued and outstanding on a pro forma basis	977	650
Additional paid-in capital	4,805,117	(699,207)
Common stock payable	676,000	-
Accumulated deficits	(1,357,896)	695,963
Total Shareholders’ Equity	4,124,198	(2,594)

Total Liabilities and Shareholders’ Equity	$4,543,074	$2,079,564

The accompanying notes are an integral part of these financial statements.

SRM Entertainment, Inc.

Condensed Consolidated Statement of Operations

For the Years Ended December 31, 2022 and 2021

	Years Ended
	December 31,
	2023	2022
Revenue
Sales	$5,760,533	$6,076,116
Cost of Sales	4,443,083	4,845,217
Gross profit	1,317,450	1,230,899

Operating expense
General and administrative expenses	3,354,382	872,914
Loss from operations	(2,036,932)	357,985
Other income / (expense)
Interest income	38,920	14
Interest expense	(55,847)	(30,052)
Other income	-	754

Total other income (expense)	(16,927)	(29,284)

Net income (loss)	$(2,053,859)	$328,701

Net income (loss) per share:
Basic and fully diluted	$(0.27)	$0.05

Weighted average number of shares
Basic and fully diluted	7,688,523	6,500,000

The accompanying notes are an integral part of these financial statements.

SRM Entertainment, Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Deficit

For the Years Ended December 31, 2023 and 2022

	Common Stock			Additional Paid-In	Retained
	Shares	Amount	Payable	Capital	Earnings	Total
Balance, December 31, 2021	6,500,000	650		$(699,207)	$367,262	$(331,295)

Net income					328,701	328,701

Balance, December 31, 2022	6,500,000	650		(699,207)	695,963	(2,594)

Shares issued for services	315,500	32		612,768		612,800

Shares to be issued for services			676,000			676,000

Fair value of Director options granted				73,702		73,702

Net proceeds from public offering	1,250,000	125		5,168,325		5,168,450

Acquisition of SRM Entertainment Inc (Nevada)	1,700,000	170		(350,471)		(350,471)

Net loss					(2,053,859)	(2,053,859)

Balance December 31, 2023	9,765,500	977	676,000	4,805,117	(1,357,896)	4,124,198

The accompanying notes are an integral part of these financial statements.

S.R.M. Entertainment Limited

Condensed Consolidated Statement of Cash Flows

For the Years Ended December 31, 2023 and 2022

	2023	2022
Cash flows from operating activities:
Net income (loss)	$(2,053,859)	$328,701
Depreciation	6,651	2,333
Stock based compensation	1,288,800
Fair value of director options	73,702
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Promissory Note Due to Jupiter Wellness	-	-
Inventory	(16,805)	(290,200)
Prepaid expenses and deposits	161,210	(23,039)
Accounts receivable	(85,945)	40,374
Accounts payable	(252,353)	(154,094)
Accrued liabilities	78,037	100,232
Loans from related parties	-	6,293
Other current assets	33,685	(40,525)
Net cash (used in) operating activities	(766,877)	(29,925)

Cash flows from investing activities:
Purchase of fixed assets	(42,780)	(4,285)
Acquisition of SRM Entertainment, Inc. (Nevada)	(350,176)	-
Net cash (used in) investing activities	(392,956)	(4,285)

Cash flows from financing activities:
Cash loaned to affiliates	7,699	(7,699)
Promissory notes paid in cash - Jupiter Wellness	(1,488,966)	(19,948)
Net cash received from Initial Public Offering	5,168,325	-
	3,687,058	(27,647)

Net increase (decrease) in cash and cash equivalents	2,527,225	(61,857)

Cash and cash equivalents at the beginning of the period	453,516	515,373

Cash and cash equivalents at the end of the period	$2,980,741	$453,516

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$55,847	$30,052
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

SRM Entertainment, Inc.

Notes to Financial Statements

For the Years Ended

December 31, 2023 and 2022

Note 1 - Organization and Business Operations

General Overview

SRM Entertainment, Inc. (“SRM Inc”) is a Nevada corporation and was incorporated on April 22, 2022. SRM. Entertainment Limited (“SRM Ltd”), is a limited company incorporated in the Hong Kong, now a Special Administrative Region of the People’s Republic of China, on January 23, 1981 and formerly owned by Jupiter Wellness, Inc.. Effective August 14, 2023, SRM Inc acquired SRM Ltd. The acquisition of SRM Ltd by SRM Inc has been accounted for as a Reverse Acquisition (see Basis of Presentation below). The combined SRM Inc and SRM Ltd are collectively referred to as the Company or SRM.

On December 9, 2022, we entered into a stock exchange agreement (the “Exchange Agreement”) with Jupiter Wellness, Inc. (“Jupiter”) to govern the separation of our business from Jupiter. On May 26, 2023, we amended and restated the Exchange Agreement (the “Share Exchange”) to include additional information regarding the distribution and the separation of our business from Jupiter. The separation as set forth in the Share Exchange with Jupiter closed August 14, 2023. Pursuant to the Share Exchange, on May 31, 2023, we issued 6,500,000 shares of our Common Stock (representing 79.3% of our outstanding shares of Common Stock) to Jupiter in exchange for 2 ordinary shares of SRM Ltd (representing all of the issued and outstanding ordinary shares of SRM Ltd).

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of US Securities and Exchange Commission (“SEC”). The acquisition of SRM Ltd and SRM Inc occurred on August 14, 2023. The financial statements are prepared using Reverse Acquisition Accounting and as such, for legal purposes SRM Inc was the acquiring company and for GAAP accounting, SRM Ltd was the acquiring company. Therefore, the financial statements are presented using the historical financial statements of SRM Ltd.

Note 2 - Significant Accounting Policies

Basis of Presentation

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of December 31, 2023 and 2022.

Inventory

Inventories are stated at the lower of cost or market. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. Inventory is based upon the average cost method of accounting.

Fixed Assets and Other Assets

Fixed assets are stated at cost at the date of purchase. Depreciation is calculated using the straight-line method over the lesser of the estimated useful lives of the assets or the lease term.

The Company purchases molds for the manufacture some of its products and are included in other assets at cost. Certain agreements call for the manufacturer to reimburse the Company for the cost of the molds upon first shipment of products produced using the molds and the costs of these molds are removed from other assets upon reimbursement. Molds that are not subject to reimbursement are reclassified to fixed assets and depreciated when the products are in production.

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

	For the Years
	Ended December 31,
	2023	2022
Numerator:
Net (loss)	$(2,053,859)	$328,701

Denominator:
Denominator for basic earnings per share - Weighted-average of shares of Common Stock issued and outstanding during the period	7,688,523	6,500,000
Denominator for diluted earnings per share	7,688,523	6,500,000
Basic (loss) per share	$(0.27)	$0.05
Diluted (loss) per share	$(0.27)	$0.05

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

The Company’s performance obligations are satisfied when goods or products are shipped on a FOB shipping point basis as title passes upon shipment. Our products are generally paid in advance of shipment or standard net 30 days and we offer no specific right of return, refund or warranty related to our products except for cases of defective products of which there have been none to date.

Accounts Receivable and Credit Risk

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. At December 31, 2022 and 2021, the Company had not recognized any allowance for doubtful collections.

Impairment of Long-Lived Assets

We evaluate long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate.

Foreign Currency Translation

Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the period. Equity accounts are translated at historical exchange rates. Gains and losses from foreign currency transactions and translation for the years ended December 31, 2022 and 2021 and the cumulative translation gains and losses as of December 31, 2023 and 2022 were not material.

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

The Company has adopted ASU No. 2018-07 “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned.

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

The Company’s deferred tax asset at December 31, 2023 and 2022 consist of net operating loss carry forwards calculated using effective tax rates (16.5%) equating to approximately $497,655 and $51,149, respectively, less a valuation allowance in the amount of approximately $497,655 and $51,149. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance in the years ended December 31, 2032 and 2022.

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Note 3 – Inventory

On December 31, 2023 and 2022, the Company had inventory of finished goods of $307,005 and $290,200, respectively.

Note 4 - Accounts Receivable

At December 31, 2023 and 2022, the Company had accounts receivable of $707,035 and $621,090, respectively.

Note 5 - Prepaid Expenses and Deposits

At December 31, 2023, the Company had prepaid expenses and deposits of $468,687, consisting of deposits on orders of $376,636, prepaid insurance of $33,929 and other prepaid expenses of $58,122. At December 31, 2022, the Company had prepaid expenses and deposits of $629,897, consisting of deposits on orders of $533,516, prepaid and other prepaid expenses of $96,381.

Note 6 – Fixed Assets and Other Assets

At December 31, 2023 and 2022, the Company had fixed assets totaling $45,462 and $9,333, net of depreciation of $8,984 and $2,333, respectively as follows:

	2023	2022
Asset
Molds & tooling	$43,161	$7,381
Computer equipment and software	11,285	4,285
	54,446	11,666
Accumulated depreciation	(8,984)	(2,333)
Total assets, net of depreciation	$45,462	$9,333

At December 31, 2023 and 2022 other assets consisting of non-depreciable molds totaled $34,144 and $67,829, respectively.

Note 7 – Related Party

As of December 31, 2021, the Company had an outstanding unsecured, non-interest bearing loan balance of $1,502,621 to Jupiter Wellness, Inc., its Parent. On September 1, 2022, the loan was converted to a six percent (6%) interest-bearing promissory note (the “Note”) due on the earlier of: (i) September 30, 2023 or (ii) the date on which Maker consummates an initial public offering of its securities. During 2022, the Company paid $50,000 to Jupiter related to the Note consisting of $19,948 principal reduction and $30,052 interest, leaving a Note balance of $1,482,673 at December 31, 2022. The total balance of $1,538,520 ($1,482,673 Note and $55,847 interest) due Jupiter was paid from proceeds of the Company’s Initial Public Offering (“IPO”) on August 14, 2023 (see IPO included in Note 8 below).

Note 8 – Initial Public Offering

Pursuant to the IPO, the Company sold 1,250,000 shares of its common stock at a price of $5.00 per share, resulting in gross proceeds to the Company of approximately $6.25 million. Net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses paid by the Company, were $5,168,325. All shares sold in the IPO were registered pursuant to the Registration Statement, declared effective by the SEC on August 14, 2023. EF Hutton acted as lead book-running manager for the offering and Dominari Securities LLC acted as co-manager for the offering. The underwriters did not exercise their option to purchase up to an additional 187,500 shares of common stock. The Company paid the underwriters an underwriting discount of eight percent (8%) of the amount raised in the offering. Additionally, as partial consideration for services rendered in connection with the offering, the Company issued EF Hutton warrants to purchase an aggregate of 57,500 shares of Company common stock, representing 4.0% of the aggregate shares sold in the offering. The warrants are exercisable at $6.00 per share, which represents 120% of the initial public offering price per share in the IPO, at any time and from time to time, in whole or in part, commencing on February 10, 2024, 180 days from the effective date of the Registration Statement, and expiring on August 14, 2028. The Company has applied the net proceeds from the IPO for the development of licensed goods, expansion of SRM products, increased deposits, accounts receivable and inventory, marketing, advertising, and trade shows, general administrative expenses, repayment of a promissory note payable to Jupiter Wellness, and general corporate purposes.

Note 9 - Capital Structure

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

Preferred Stock – The Company has 100,000 shares, $0.001 par value, of Preferred Stock authorized of which none are issued

Common Stock – The Company has 100,000,000 shares of Common Stock, par value $0.0001 authorized. At December 31, 2023, the Company had 9,765,500 shares of its common stock issued and outstanding

Shares issuances

The Company issued 1,700,000 Founder shares at par value.

The Company issued 6,500,000 shares issued in connection with the Exchange Agreement described above.

The Company issued 1,250,000 shares in connection with its IPO as described above.

The Company entered into four Consulting Agreements (the “Agreements”) under the terms of which the Company issued 315,500 shares of its common stock valued at $612,800. The shares were valued at the market rate of the Company’s stock on the date of the Agreements.

Common Stock Payable

During the year ended December 31, 2023, the Company entered into a Consulting Agreement that called for the issuance of 400,000 shares valued at $676,000. At December 31, 2023, these shares had not been issued and are included in Common stock Payable. The shares were valued at the market rate of the Company’s stock on the date of the Agreements.

Note 10 – Options

During the year ended December 31, 2023, the Company granted a total of 90,000 to three of its Directors with an exercise price of $1.61 and a five-year term. The Company recorded an expense of $73,702 in connection with the Directors’ issuance.

The fair value of these options was measured using the Black-Scholes valuation model at the grant date. The table below sets forth the assumptions for Black-Scholes valuation model on the respective reporting date.

Reporting Date	Number of Options	Term (Years)	Exercise Price	Market Price on Grant Date	Volatility Percentage	Fair Value
10/24/2023	90,000	5	$1.61	$0.80	86%	$73,702

Note 11 - Commitments and Contingencies

Legal Proceedings

The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position, results of operations or liquidity.

Note 12 – Subsequent Events

Subsequent to December 31, 2023, the Company issued 400,000 shares of its common stock for services.

The Company has analyzed its operations subsequent to December 31, 2023, to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

