Form 10-Q
period 2024-03-31
SRM Entertainment, Inc.
filed 2024-05-10
CIK 1956744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 07, 2024, there were 10,165,500 shares of the registrant’s common stock outstanding.

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

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Quarterly Report on Form 10-Q, which attempt to advise interested parties of the risks and factors that may affect our businesses, financial condition, results of operations and prospects.

3

Item 1. Financial Statements

SRM Entertainment, Inc.

SRM Entertainment Inc.

Condensed Consolidated Balance Sheets

As of March 31, 2024 and December 31, 2023

	March 31,	December 31,
	2024	2023
	(Unaudited)	(Audited)

Assets
Cash	$1,810,374	$2,980,741
Account receivable	835,299	707,035
Inventory	598,155	307,005
Prepaid expenses and deposits	446,113	468,687
Other current assets	66,044	34,144
Total current assets	3,755,985	4,497,612

Fixed assets, net of depreciation	42,574	45,462
Total assets	$3,798,559	$4,543,074

Liabilities
Accounts Payable	$98,002	$126,451
Accrued and other liabilities	263,908	292,425
Total Liabilities	361,910	418,876

Shareholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized of which none are issued
Common stock, $0.0001 par value, 100,000,000 shares authorized 10,165,500 and 9,765,500 issues and outstanding at March 31, 2024 and December 31, 2023, respectively	1,017	977
Additional paid-in capital	6,181,532	4,805,117
Accumulated earnings (deficit)	(3,067,900)	(1,357,896)
Common Stock Payable	322,000	676,000
Total Shareholders’ Equity (Deficit)	3,436,649	4,124,198

Total Liabilities and Shareholders’ Equity (Deficit)	$3,798,559	$4,543,074

The accompanying notes are an integral part of these unaudited financial statements.

SRM Entertainment, Inc.

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	2024	2023
Revenue
Sales	$1,006,357	$1,086,888
Cost of Sales	842,810	851,066
Gross profit	163,547	235,822

Operating expense
General and administrative expenses	1,878,553	251,584

Total operating expenses	1,878,553	251,584

Other income / (expense)
Interest income	5,002	-
Interest expense	-	(22,240)
Total other income (expense)	5,002	(22,240)

Net income (loss)	$(1,710,004)	$(38,002)

Net income (loss) per share:
Basic	$(0.17)	$(0.01)
Fully diluted	$(0.17)	$(0.01)

Weighted average number of shares
Basic	10,043,522	6,500,000
Fully diluted	10,043,522	6,500,000

The accompanying notes are an integral part of these unaudited financial statements.

SRM Entertainment, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

For the Three and Nine Months Ended March 31, 2024 and 2023

			Common	Additional
	Common Stock		Stock	Paid-In	Accumulated
	Shares	Amount	Payable	Capital	Deficits	Total
Balance, December 31, 2022	6,500,000	$650	$-	$(699,207)	$695,963	$(2,594)
Net loss for the three months ended March 31, 2023	-	-	-	-	(38,002)	(38,002)
Balance March 31, 2023	6,500,000	$650	$-	$(699,207)	$657,061	$(40,596)

	Common Stock		Common Stock	Additional Paid-In	Accumulated
	Shares	Amount	Payable	Capital	Deficits	Total
Balance, December 31, 2023	9,765,500	$977	$676,000	$4,805,117)	$(1,357,896)	$4,124,198
Stock issued from common stock payable	200,000	20	(354,000)	353,980	-	-
Stock issued for services	200,000	20	-	535,980	-	536,000
Fair value of options granted to Officers, Directors and Employees	-	-	-	486,455	-	486,455
Net loss for the three months ended March 31, 2024	-	-	-	-	(1,710,004)	(1,710,004)
Balance March 31, 2024	9,450,000	$945	$934,800	$4,118,647	$(3,067,900)	$3,436,649

The accompanying notes are an integral part of these unaudited financial statements.

SRM Entertainment, Inc.

Condensed Consolidated Statement of Cash Flows

For the Three Months Ended March 31, 2024 and 2023

(unaudited)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net (loss)	$(1,710,004)	$(38,002)
Adjustment to reconcile net loss to operating activities
Stock based compensation	536,000	-
Fair value of Officer, Director and Employee options	486,455	-
Depreciation	2,888	3,764
Changes in operating assets and liabilities:
Accounts receivable	(128,264)	(229,910)
Inventory	(291,150)	153,131
Prepaid expenses	22,574	53,028
Accounts payable	(28,449)	(145,916)
Accrued expenses	(28,517)	37,181
Other assets	(31,900)	16,049

Net cash (used in) provided by operating activities	(1,170,367)	(150,675)

Cash flows from investing activities:
Cash paid for fixed assets	-	(29,260)

Cash (used in) investing activities	-	(29,260)

Financing activities:
Loans to affiliates	-	(13,750)

Cash flows from financing activities:	-	(13,750)

Net increase in cash and cash equivalents	(1,170,367)	(193,685)

Cash and cash equivalents at the beginning of the period	2,980,741	453,516

Cash and cash equivalents at the end of the period	$1,810,374	$259,831

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$22,240
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

SRM Entertainment, Inc.

Notes to Financial Statements

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

Note 1 - Organization and Business Operations

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of March 31, 2024 and December 31, 2023.

Accounts Receivable and Credit Risk

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. For the three months ended March 31, 2024 and year ended December 31, 2023, the Company did not recognize any allowance for doubtful collections

Inventory

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

	For the Three Months Ended March 31,
	2024	2023
Numerator:
Net (loss)	$(1,710,004)	$(38,002)

Denominator:
Denominator for basic earnings per share - Weighted-average of shares of Common Stock issued and outstanding during the period	10,043,522	6,500,000
Denominator for diluted earnings per share	10,043,522	6,500,000
Basic (loss) per share	$(0.17)	$(0.01)
Diluted (loss) per share	$(0.17)	$(0.01)

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

Note 3 – Inventory

At March 31, 2024 and December 31, 2023, the Company had inventory of finished goods of $598,155 and $307,005, respectively.

Note 4 - Accounts Receivable

At March 31, 2024 and December 31, 2023, the Company had accounts receivable of $835,299 and $707,035, respectively

Note 5 – Prepaid Expenses

At March 31, 2024, the Company had a total of $446,113 of prepaid expenses, consisting of deposits on orders of $356,971, prepaid insurance of $13,572 and other expenses of $75,570. The balance of prepaid expenses at December 31, 2023 was $468,687 consisting of deposits on orders of $376,636, prepaid insurance of $33,929 and other prepaid expenses of $58,122.

Note 6 – Fixed Assets and Other Assets

At March 31, 2024 and December 31, 2023, the Company had fixed assets totaling $42,574 and $45,462, net of accumulated depreciation of $11,872 and $8,984, respectively, as follows:

	March 31, 2024	December 31, 2023
Asset
Molds	$43,161	$43,161
Computer equipment and software	11,285	11,285
	54,446	54,446
Accumulated depreciation	(11,872)	(8,984)
	$42,574	$45,462

At March 31, 2024, and December 31, 2023 other assets consisting primarily of non-depreciable molds totaled $66,044 and $34,144, respectively.

Note 7 – Loans -Note from Jupiter Wellness

At December 31, 2022, the Company had an outstanding unsecured, non-interest bearing loan balance of $1,482,673 to Jupiter Wellness, Inc., its Parent. On September 1, 2022, the loan was converted to a six percent (6%) interest-bearing promissory note (the “Note”) due on the earlier of: (i) September 30, 2023 or (ii) the date on which the Company consummates an initial public offering of its securities. During 2022, the Company paid $50,000 to Jupiter related to the Note consisting of $19,948 principal reduction and $30,052 interest. During 2023, the Company accrued $55,847 interest expense on the Note. The total balance of $1,538,520 ($1,482,673 note and $55,847 interest) due Jupiter was paid from proceeds of the Company’s Initial Public Offering (“IPO”) on August 14, 2023 (see IPO included in Note 8 below).

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

Common Stock – The Company has 100,000,000 shares of Common Stock, par value $0.0001 authorized As a result of the above merger and IPO, at December 31, 2023, the Company had 9,765,500 shares of its common stock issued and outstanding comprised of 1,700,000 founder shares issued at par, 4,500,000 shares held by Jupiter, 2,000,000 shares dividended to Jupiter shareholders, 1,250,000 shares issued to the public in connection with the IPO and 315,000 shares issued for services. During the three months ended March 31, 2024, the Company issued 400,000 shares of its common stock for services in lieu of cash. At March 31, 2024, the Company had 10,165,500 shares of its common stock issued and outstanding

Common Stock Payable – During the year ended December 31, 2023, the Company entered into two agreements for services provided to the Company pursuant to which, the Company will issue a total of 400,000 shares of its common stock valued at $676,000 which is recorded as Common Stock Payable. The Company recognized a total of expense of $676,000 in stock-based compensation for services related to these agreements. During the three months ended March 31, 2024, the Company issued 200,000 of the shares referenced above valued at $354,000 leaving a balance of $322,000 in Common Stock Payable at March 31, 2024.

Preferred Stock – The Company has 10,000,000 shares of preferred stock, par value $0.0001 authorized of which none have been issued.

Common Stock Issuances

For the year ended December 31, 2023

The Company issued 1,700,000 Founder shares at par value.

The Company issued 6,500,000 shares issued in connection with the Exchange Agreement described above.

The Company issued 1,250,000 shares in connection with its IPO as described above.

The Company entered into three Consulting Agreements (the “Agreements”) under the terms of which the Company issued 315,000 shares of its common stock valued at $612,800. The shares were valued at the market rate of the Company’s stock on the date of the Agreements.

For the three months ended March 31, 2024

The Company issued 400,000 shares of its common stock for services valued at $890,000. The shares were valued at the market rate of the Company’s stock on the date of the Agreements.

Note 9 – Options

During the year ended December 31, 2023, the Company granted a total of 90,000 to three of its Directors with an exercise price of $1.61 and a five-year term. The Company recorded an expense of $73,702 in connection with the Directors’ issuance.

During the three months ended March 31, 2024, the Company granted a total of 970,000 to three of its Officers, Directors and Employees with an exercise price of $1.21 and a five-year term. The Company recorded an expense of $486,455 in connection with the Directors’ issuance.

The fair value of these options was measured using the Black-Scholes valuation model at the grant date. The table below sets forth the assumptions for Black-Scholes valuation model on the respective reporting date.

	Number			Market Price on	Computed
	of	Term	Exercise	Grant	Volatility	Fair
Reporting Date	Options	(Years)	Price	Date	Percentage	Value
10/24/2023	90,000	5	$1.61	$0.80	86%	$73,702
02/21/2024	970,000	5	$1.21	$1.21	63%	$486,455

Note 10 - Commitments and Contingencies

Legal Proceedings

The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position, results of operations or liquidity.

Note 11 – Subsequent Events

In April 2024, the Company entered into a consulting agreement which called for the issuance of 100,000 shares of the Company’s common stock.

The Company evaluated subsequent events through the date of this filing and has no additional material events subsequent to March 31, 2024.

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

On December 9, 2022, we entered into a stock exchange agreement (the “Exchange Agreement”) with Jupiter Wellness, Inc. (“Jupiter”) to govern the separation of our business from Jupiter. On May 26, 2023, we amended and restated the Exchange Agreement (the “Share Exchange”) to include additional information regarding the distribution and the separation of our business from Jupiter. The separation as set forth in the Share Exchange with Jupiter closed August 14, 2023. Pursuant to the Share Exchange, on May 31, 2023, we issued 6,500,000 shares of our common stock (representing 79.3% of our outstanding shares of common stock) to Jupiter in exchange for 2 ordinary shares of SRM Ltd (representing all of the issued and outstanding ordinary shares of SRM Ltd). As of March 31, 2024, Jupiter owns approximately 35% shares of our common stock.

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

Recent Developments

On December 8, 2022, the Company entered into the Exchange Agreement with Jupiter Wellness, Inc. (“Jupiter”) to govern the separation of the Company’s business from Jupiter. On May 26, 2023, the parties entered into the Amended and Restated Exchange Agreement to include additional information regarding the distribution and separation of our business from Jupiter under the terms of which, Jupiter acquired 6,500,000 shares of common stock on May 31, 2023, in exchange for all of the issued and outstanding ordinary shares of SRM Limited, an entity formed in Hong Kong in 1981 and acquired by Jupiter in 2020. The 6.5 million newly-issued shares of the common stock represented approximately 79.3% of the outstanding shares post-issuance. Jupiter distributed 2,000,000 shares of the Company’s common stock to Jupiter’s stockholders and certain warrant holders (the “Distribution”).The Distribution occurred on the effective date of the Registration Statement but prior to the closing of the IPO. Following the Distribution, Jupiter owned 4.5 million of the 9,450,000 shares of common stock outstanding and SRM Limited is a wholly owned subsidiary of the Company.

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

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of US Securities and Exchange Commission (“SEC”). The acquisition of SRM Ltd and SRM Inc occurred on August 14, 2023. The financial statements are prepared using Reverse Acquisition Accounting and as such, for legal purposes SRM Inc was the acquiring company and for GAAP accounting, SRM Ltd was the acquiring company. Therefore, the financial statements are presented using the historical financial statements of SRM Ltd.. The combined SRM Inc and SRM Ltd are collectively referred to as the Company.

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

Significant Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements for the three months ended March 31, 2024 and 2023 and audited financial statements for the year ended December 31, 2023, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and the rules and regulations of the Securities and Exchange Commission. The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of March 31, 2024 or December 31, 2023.

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

	Three Months Ended September 30,
	2024	2023
Numerator:
Net income (loss)	$(1,710,004)	$(38,002)

Denominator:
Denominator for basic earnings per share - Weighted- average common shares issued and outstanding during the period	10,043,522	6,500,000
Denominator for diluted earnings per share	10,043,522	6,500,000
Basic (loss) per share	$(0.17)	$(0.01)
Diluted (loss) per share	$(0.17)	$(0.01)

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on our evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Since we were incorporated on October 24, 2018, the evaluation was performed for 2018 tax year, which would be the only period subject to examination. We believe that our income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to our financial position. Our policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

The Company’s deferred tax asset at March 31, 2024 and December 31, 2023 consisted of net operating loss carry forwards calculated using effective tax rates (20.6% average of China and US rates) equating to approximately $847,803 and $497,655 respectively, less a valuation allowance in the amount of approximately $847,803 and $497,655, respectively. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance in the three months ended March 31, 2024 and years ended December 31, 2023.

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

Related Party Loans

As of December 31, 2021, the Company had an outstanding unsecured, non-interest bearing loan balance of $1,502,621 to Jupiter Wellness, Inc., its Parent. On September 1, 2022, the loan was converted to a six percent (6%) interest-bearing promissory note (the “Note”) due on the earlier of: (i) September 30, 2023 or (ii) the date on which Maker consummates an initial public offering of its securities. During 2022, the Company paid $50,000 to Jupiter related to the Note consisting of $19,948 principal reduction and $30,052 interest, leaving a Note balance of $1,482,673 at December 31, 2022. The total balance of $1,538,520 ($1,482,673 Note and $55,847 interest) due Jupiter was paid from proceeds of the Company’s Initial Public Offering (“IPO”) on August 14, 2023.

Recent Accounting Pronouncements

The company evaluated issued pronouncements and did not identify any recent ones that apply to the company.

Results of Operations

For the three months ended March 31, 2024 and 2023

The following table provides selected financial data about us for the three months ended March 31, 2024 and 2022, respectively.

	Three Months ended March 31,
	2024	2023
Sales	$1,006,357	$1,086,888
Cost of Sales	842,810	851,066
Gross Profit	163,547	235,822
Total operating expenses	1,878,553	251,584
Other income (expense)	5,002	(22,240)
Net Income (Loss)	$(1,710,004)	$(38,002)

Revenues and Cost of Sales

The Company had sales of $1,006,357 and $1,086,888 for the three months ended March 31, 2024 and 2023. Our gross margins decreased by 5.4% which primarily was attributable to increased manufacturing costs without a corresponding increase in product pricing.

Operating Expenses and Other Income (Expense)

Operating expenses for the three months ended March 31, 2024 and 2023 were $1,878,553 and $251,584, respectively. The increase was due to new expenses primarily related to increased cost of being public which increased Board of Director fees, accounting and auditing fees, legal and professional fees totaling $443,274, stock based compensation of $536,000 to consultants and investor relations and the fair value of options granted to officers, directors and employees of the Company totaling $486,455.

The Company had interest income of $5,002 and interest expense of $22,240, respectively for the three months ended March 31, 2024 and 2023.

Income/Losses

Net losses were $1,710,004 and $38,002 for the three months March 31, 2024 and 2023.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the three and nine months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1	Section 302 Certification by the Principal Executive Officer
31.2	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1 *	Section 906 Certification by the Principal Executive Officer
32.2	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

SRM Entertainment, Inc.

/s/ Richard Miller
Richard Miller
Dated: May 10, 2024	Chief Executive Officer
(Principal Executive Officer)

