Form 10-Q
period 2024-06-30
SRM Entertainment, Inc.
filed 2024-08-12
CIK 1956744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 05, 2024, there were 10,415,500 shares of the registrant’s common stock outstanding.

2

PART I - FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q includes the accounts of SRM Entertainment, Inc. (“SRM Inc”) is a Nevada corporation and was incorporated on April 22, 2022. SRM. Entertainment Limited (“SRM Ltd”), is a limited company incorporated in the Hong Kong, now a Special Administrative Region of the People’s Republic of China, on January 23, 1981 and formerly owned by Safety Shot, Inc. Effective August 14, 2023, SRM Inc acquired SRM Ltd. The acquisition of SRM Ltd by SRM Inc has been accounted for as a Reverse Acquisition (see Basis of Presentation below). The combined SRM Inc and SRM Ltd are collectively referred to as the Company or SRM.

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

3

Item 1. Financial Statements

SRM Entertainment, Inc.

SRM Entertainment Inc.

Condensed Consolidated Balance Sheets

As of June 30, 2024 and December 31, 2023

	June 30,	December 31,
	2024	2023
	(Unaudited)	(Audited)

Assets
Cash	$1,452,773	$2,980,741
Account receivable	724,110	707,035
Inventory	737,980	307,005
Prepaid expenses and deposits	341,419	468,687
Other current assets	41,930	34,144
Total current assets	3,298,212	4,497,612

Fixed assets, net of depreciation	61,480	45,462
Total assets	$3,359,692	$4,543,074

Liabilities
Accounts Payable	$65,399	$126,451
Accrued and other liabilities	239,022	292,425
Total Liabilities	304,421	418,876

Shareholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized of which none are issued
Common stock, $0.0001 par value, 100,000,000 shares authorized 10,265,500 and 9,765,500 issues and outstanding at June 30, 2024 and December 31, 2023, respectively	1,027	977
Additional paid-in capital	6,166,615	4,805,117
Accumulated earnings (deficit)	(3,588,871)	(1,357,896)
Common Stock Payable	476,500	676,000
Total Shareholders’ Equity (Deficit)	3,055,271	4,124,198

Total Liabilities and Shareholders’ Equity (Deficit)	$3,359,692	$4,543,074

The accompanying notes are an integral part of these unaudited financial statements.

SRM Entertainment, Inc.

Condensed Consolidated Statement of Operations

For the Three and Six Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,		Six Months ed June 30,
	2024	2023	2024	2023
Revenue
Sales	$1,507,927	$2,341,955	$2,514,284	$3,428,843
Cost of Sales	1,183,261	1,833,934	2,026,071	2,685,000
Gross profit	213,668	508,021	488,213	743,843

Operating expense
General and administrative expenses	851,142	258,072	2,729,695	509,656
Operating income (loss)	(526,476)	249,949	(2,241,482)	234,187

Other income / (expense)
Interest income	5,505	313	10,507	313
Interest expense	-	(22,240)	-	(44,480)

Total other income (expense)	5,505	(21,927)	10,507	(44,167)

Net income (loss)	$(520,971)	$228,022	$(2,230,975)	$190,020

Net (loss) per share:
Basic	$(0.05)	$0.04	$(0.22)	$0.03

Weighted average number of shares
Basic	10,187,753	6,500,000	10,126,764	6,500,000

The accompanying notes are an integral part of these unaudited financial statements.

SRM Entertainment, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

For the Six Months Ended June 30, 2024 and 2023

			Common	Additional
	Common Stock		Stock	Paid-In	Accumulated
	Shares	Amount	Payable	Capital	Deficits	Total
Balance, December 31, 2022	6,500,000	$650	$-	$(699,207)	$695,963	$(2,594)
Net loss for the three months ended March 31, 2023	-	-	-	-	(38,002)	(38,002)
Balance March 31, 2023	6,500,000	650	-	(699,207)	657,961	(40,596)
Net income for the three months ended June 30, 2023	-	-	-	-	228,022	228,022
Balance June 30, 2023	6,500,000	$650	$-	$(699,207)	$885,983	$187,426

			Common	Additional
	Common Stock		Stock	Paid-In	Accumulated
	Shares	Amount	Payable	Capital	Deficits	Total
Balance, December 31, 2023	9,765,500	$977	$676,000	$4,805,117	$(1,357,896)	$4,124,198
Stock issued from common stock payable	200,000	20	(354,000)	353,980	-	-
Stock issued for services	200,000	20	-	283,980	-	284,000
Fair value of options granted to Officers, Directors and Employees	-	-	-	573,548	-	573,548
Net loss for the three months ended March 31, 2024	-	-	-	-	(1,710,004)	(1,710,004)
Balance, March 31, 2024	10,165,500	1,017	322,000	6,016,625	(3,067,900)	3,217,742
Common stock payable	-	-	154,500			154,500
Stock issued for services	100,000	10	-	149,990	-	150,000
Net loss for the six months ended June 30, 2024	-	-	-	-	(520,971)	(520,971)
Balance June 30, 2024	10,265,500	$1,027	$476,500	$6,166,615	$(3,588,871)	$3,055,271

The accompanying notes are an integral part of these unaudited financial statements.

SRM Entertainment, Inc.

Condensed Consolidated Statement of Cash Flows

For the Six Months Ended June 30, 2024 and 2023

(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net (loss)	$(2,230,975)	$190,020
Adjustment to reconcile net loss to operating activities
Common stock issued for services	434,000	-
Common stock payable	154,500	-
Fair value of Officer, Director and Employee options	573,548	-
Depreciation	7,246	1,485
Changes in operating assets and liabilities:
Accounts receivable	(17,075)	(45,606)
Inventory	(430,975)	(96,363)
Prepaid expenses	127,268	537,597
Accounts payable	(61,052)	(327,682)
Accrued expenses	(53,403)	131,748
Other assets	(7,786)	67,829

Net cash provided by (used in) operating activities	(1,504,704)	459,028

Cash flows from investing activities:
Cash paid for fixed assets	(23,264)	(107,589)

Cash (used in) investing activities	(23,264)	(107,589)

Financing activities:
Cash loaned to affiliates	-	(125,750)
Advance from Parent - Jupiter Wellness	-	38,188
Cash (used in) financing activities	-	(87,562)

Net increase (decrease) in cash and cash equivalents	(1,527,968)	263,877

Cash and cash equivalents at the beginning of the period	2,980,741	453,516

Cash and cash equivalents at the end of the period	$1,452,773	$717,393

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

SRM Entertainment, Inc.

Notes to Financial Statements

For the Three and Six Months Ended June 30, 2024 and 2023

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of June 30, 2024 and December 31, 2023.

Accounts Receivable and Credit Risk

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. For the six months ended June 30, 2024 and year ended December 31, 2023, the Company did not recognize any allowance for doubtful collections

Inventory

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$(520,971)	$228,022	$(2,230,975)	$190,020

Denominator:
Denominator for basic earnings per share - Weighted- average common shares issued and outstanding during the period	10,187,753	6,500,000	10,126,764	6,500,000
Denominator for diluted earnings per share	10,187,753	6,500,000	10,126,764	6,500,000
Basic (loss) per share	$(0.05)	$0.04	$(0.22)	$0.03
Diluted (loss) per share	$(0.05)	$0.04	$(0.22)	$0.03

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

Note 3 – Inventory

At June 30, 2024 and December 31, 2023, the Company had inventory of finished goods of $737,980 and $307,005, respectively.

Note 4 - Accounts Receivable

At June 30, 2024 and December 31, 2023, the Company had accounts receivable of $724,110 and $707,035, respectively

Note 5 – Prepaid Expenses

At June 30, 2024, the Company had a total of $341,419 of prepaid expenses, consisting of deposits on orders of $193,884, prepaid insurance of $73,440 and other expenses of $74,095. The balance of prepaid expenses at December 31, 2023 was $468,687 consisting of deposits on orders of $376,636, prepaid insurance of $33,929 and other prepaid expenses of $58,122.

Note 6 – Fixed Assets and Other Assets

At June 30, 2024 and December 31, 2023, the Company had fixed assets totaling $61,480 and $45,462, net of accumulated depreciation of $16,230 and $8,984, respectively, as follows:

	June 30,	December 31,
	2024	2023
Asset
Molds	$56,425	$43,161
Computer equipment and software	21,285	11,285
	77,710	54,446
Accumulated depreciation	(16,230)	(8,984)
	$61,480	$45,462

At June 30, 2024, and December 31, 2023 other assets consisting primarily of non-depreciable molds totaled $41,930 and $34,144, respectively.

Note 7 – Loans -Note from Jupiter Wellness

At December 31, 2022, the Company had an outstanding unsecured, non-interest bearing loan balance of $1,482,673 to Safety Shot, Inc. (formerly Jupiter Wellness, Inc.), its Parent. On September 1, 2022, the loan was converted to a six percent (6%) interest-bearing promissory note (the “Note”) due on the earlier of: (i) September 30, 2023 or (ii) the date on which the Company consummates an initial public offering of its securities. During 2022, the Company paid $50,000 to Jupiter related to the Note consisting of $19,948 principal reduction and $30,052 interest. During 2023, the Company accrued $55,847 interest expense on the Note. The total balance of $1,538,520 ($1,482,673 note and $55,847 interest) due Jupiter was paid from proceeds of the Company’s Initial Public Offering (“IPO”) on August 14, 2023 (see IPO included in Note 8 below).

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

Common Stock – The Company has 100,000,000 shares of Common Stock, par value $0.0001 authorized As a result of the above merger and IPO, at December 31, 2023, the Company had 9,765,500 shares of its common stock issued and outstanding comprised of 1,700,000 founder shares issued at par, 4,500,000 shares held by Jupiter, 2,000,000 shares dividended to Jupiter shareholders, 1,250,000 shares issued to the public in connection with the IPO and 315,000 shares issued for services. During the six months ended June 30, 2024, the Company issued 500,000 shares of its common stock for services in lieu of cash. At June 30, 2024, the Company had 10,265,500 shares of its common stock issued and outstanding

Common Stock Payable – During the year ended December 31, 2023, the Company entered into two agreements for services provided to the Company pursuant to which, the Company will issue a total of 400,000 shares of its common stock valued at $676,000 which is recorded as Common Stock Payable. The Company recognized a total of expense of $676,000 in stock-based compensation for services related to these agreements. During the six months ended June 30, 2024, the Company issued 200,000 of the shares referenced above valued at $354,000 and entered into one agreement for services for which the Company will issue 100,000 shares valued at $154,500 leaving a balance of $476,500 in Common Stock Payable at June 30, 2024.

Preferred Stock – The Company has 10,000,000 shares of preferred stock, par value $0.0001 authorized of which none have been issued.

Note 9 – Options

During the year ended December 31, 2023, the Company granted a total of 90,000 to three of its Directors with an exercise price of $1.61 and a five-year term. The Company recorded an expense of $73,702 in connection with the Directors’ issuance.

During the six months ended June 30, 2024, the Company granted a total of 970,000 to three of its Officers, Directors and Employees with an exercise price of $1.21 and a five-year term. The Company recorded an expense of $573,548 in connection with the Directors’ issuance.

The fair value of these options was measured using the Black-Scholes valuation model at the grant date. The table below sets forth the assumptions for Black-Scholes valuation model on the respective reporting date.

				Market
				Price on	Computed
	Number of	Term	Exercise	Grant	Volatility	Fair
Reporting Date	Options	(Years)	Price	Date	Percentage	Value
10/24/2023	90,000	2.5	$1.61	$0.80	86%	$73,702
02/21/2024	970,000	2.5	$1.21	$1.21	77%	$573,548

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

Note 11 – Subsequent Events

The Company evaluated subsequent events through the date of this filing and has no material events subsequent to June 30, 2024.

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

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of US Securities and Exchange Commission (“SEC”). The merger of SRM Ltd and SRM Inc occurred on August 14, 2023. The financial statements are prepared using Reverse Acquisition Accounting and as such, for legal purposes SRM Inc was the acquiring company and for GAAP accounting, SRM Ltd was the acquiring company. Therefore, the financial statements are presented using the historical financial statements of SRM Ltd and 6,500,000 shares of common stock owned by Jupiter. The combined SRM Inc and SRM Ltd are collectively referred to as the “Company” or “SRM.”

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of June 30, 2024 or December 31, 2023.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$(520,971)	$228,022	$(2,230,975)	$190,020

Denominator:
Denominator for basic earnings per share - Weighted- average common shares issued and outstanding during the period	10,187,753	6,500,000	10,126,764	6,500,000
Denominator for diluted earnings per share	10,187,753	6,500,000	10,126,764	6,500,000
Basic (loss) per share	$(0.05)	$0.04	$(0.22)	$0.03
Diluted (loss) per share	$(0.05)	$0.04	$(0.22)	$0.03

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

The Company’s deferred tax asset at June 30, 2024 and December 31, 2023 consisted of net operating loss carry forwards calculated using effective tax rates (20.6% average of China and US rates) equating to approximately $957,375 and $497,655 respectively, less a valuation allowance in the amount of approximately $954,375 and $497,655, respectively. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance at June 30, 2024 and December 31, 2023.

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

Recent Accounting Pronouncements

The company evaluated issued pronouncements and did not identify any recent ones that apply to the company.

Results of Operations

For the three and six-months months ended June 30, 2024 and 2023

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Sales	$1,507,927	$2,341,955	$2,514,284	$3,428,843
Cost of Sales	1,183,261	1,833,934	2,026,071	2,685,000
Gross profit	324,666	508,021	488,213	743,843

Operating expense
General and administrative expenses	851,142	258,072	2,729,695	509,656
Operating income (loss)	(526,476)	249,949	(2,241,482)	234,187

Other income / (expense)
Interest income	5,505	313	10,507	313
Interest expense	-	(22,240)	-	(44,480)

Total other income (expense)	5,505	(21,927)	10,507	(44,167)

Net income (loss)	$(520,971)	$228,022	$(2,230,975)	$190,020

Three months ended June 30, 2024 compared to 2023

Revenues and Cost of Sales

The Company had sales of $1,507,927 and $2,341,955 for the three months ended June 30, 2024 and 2023. The decrease in sales is due to declines in attendance at our customers theme parks. Gross margins were reasonably consistent at 21.5% for the three months ended June 30, 2024 versus 21.7% for June 30, 2023.

Operating Expenses and Other Income (Expense)

Operating expenses totaled $851,142 and $258,072 for the three months ended June 30, 2024 and 2023, respectively. Operating expenses for the three months ended June 30, 2024 included (i) marketing expenses of $11,848, (ii) legal and professional fees of $274,000, (iii) rent and utilities of $7,935, (iv) depreciation of $4,359, (v) general and administrative expenses of $413,407 and (vi) stock based compensation of $139,593. Operating expenses for the three months ended June 30, 2023 included (i) marketing expenses of $2,019, (ii) legal and professional fees of $42,270, (iii) rent and utilities of $2,820, (iv) depreciation of $902, (v) general and administrative expenses of $210,061 and (vi) no stock based compensation. The increase in expenses is a result of being a stand-alone public company which includes all of the additional costs related to a small public company during 2024 versus being a wholly owned subsidiary of a larger company in 2023.

During the three months ended June 30, 2024, the Company generated net interest income of $5,505 as a result of higher cash balances in 2024 due to the Company’s IPO in 2023 versus a net interest expense of $21,927 in 2023 which was due to interest bearing loans to its Parent prior to the Company’s IPO.

Income/Losses

Net losses were $520,971 for the three months June, 2024 compared to net income of $228,022 in 2023.

Six months ended June 30, 2024 compared to 2023

Revenues and Cost of Sales

The Company had sales of $2,514,284 and $3,428,843 for the six months ended June 30, 2024 and 2023. The decrease in sales is due to declines in attendance at our customers’ theme parks. Gross margins were lower than expected in the first quarter of 2024 due to increased manufacturing costs which decreased our six months’ margin to 19.4% compared to 21.7% for the six months ended June 30, 2023.

Operating Expenses and Other Income (Expense)

Operating expenses totaled $2,729,695 and $509,656 for the six months ended June 30, 2024 and 2023, respectively. Operating expenses for the six months ended June 30, 2024 included (i) marketing expenses of $32,251, (ii) legal and professional fees of $717,637, (iii) rent and utilities of $17,581, (iv) depreciation of $7,246, (v) general and administrative expenses of $792,932 and (vi) stock based compensation of $1,162,048. Operating expenses for the six months ended June 30, 2023 included (i) marketing expenses of $11,470, (ii) legal and professional fees of $42,270, (iii) rent and utilities of $4,057, (iv) depreciation of $1,485, (v) general and administrative expenses of $450,374 and (vi) no stock based compensation. The increase in expenses is a result of being a stand-alone public company which includes all of the additional costs related to a small public company during 2024 versus being a wholly owned subsidiary of a larger company in 2023.

During the six months ended June 30, 2024, the Company generated net interest income of $10,507 as a result of higher cash balances in 2024 due to the Company’s IPO in 2023 versus a net interest expense of $44,167 in 2023 which was due to interest bearing loans to its Parent prior to the Company’s IPO.

Income/Losses

Net losses were $2,230,975 for the six months June 30, 2024 compared to net income of $190,020 in 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the year ended December 31, 2023, the Company issued 315,000 restricted shares of the Company’s common stock for services provided to the Company.

During the six months ended June 30, 2024, the Company issued 500,000 restricted shares of the Company’s common stock for services provided to the Company.

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

SRM Entertainment, Inc.

/s/ Richard Miller
Richard Miller
Dated: August 12, 2024	Chief Executive Officer
(Principal Executive Officer)

