Form 10-Q
period 2024-09-30
SRM Entertainment, Inc.
filed 2024-11-13
CIK 1956744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 12, 2024, there were 13,876,477 shares of the registrant’s common stock outstanding.

FORM 10-Q TABLE OF CONTENTS

2

PART I - FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q includes the accounts of SRM Entertainment, Inc. (“SRM Inc”) is a Nevada corporation and was incorporated on April 22, 2022. SRM. Entertainment Limited (“SRM Ltd”), is a limited company incorporated in Hong Kong, now a Special Administrative Region of the People’s Republic of China, on January 23, 1981 and formerly owned by Safety Shot, Inc. Effective August 14, 2023, SRM Inc acquired SRM Ltd. The acquisition of SRM Ltd by SRM Inc has been accounted for as a Reverse Acquisition (see Basis of Presentation below). The combined SRM Inc and SRM Ltd are collectively referred to as the Company or SRM.

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

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors” below, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We file reports with the Securities and Exchange Commission (“SEC”). The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

3

Item 1. Financial Statements

SRM Entertainment Inc.

Condensed Consolidated Balance Sheets

As of September 30, 2024 and

December 31, 2023

	September 30,	December 31,
	2024	2023
	(Unaudited)	(Audited)

Assets
Cash	$1,026,396	$2,980,741
Account receivable	544,189	707,035
Inventory	843,880	307,005
Prepaid expenses and deposits	357,023	468,687
Other current assets	34,430	34,144
Total current assets	2,805,918	4,497,612

Intangible assets (net of amortization) – Related Party	2,868,892	-
Fixed assets, net of depreciation	56,680	45,462
Total assets	$5,731,490	$4,543,074

Liabilities
Accounts Payable	$689,284	$126,451
Accrued and other liabilities	261,430	292,425
Secured loan (net) from Related Party	1,508,877	-
Total liabilities	2,459,591	418,876

Shareholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized of which none are issued
Common stock, $0.0001 par value, 100,000,000 shares authorized 12,165,000 and 9,765,000 issues and outstanding at September 30, 2024 and December 31, 2023, respectively	1,217	977
Additional paid-in capital	7,666,425	4,805,117
Accumulated earnings (deficit)	(4,717,743)	(1,357,896)
Common Stock Payable	322,000	676,000
Total Shareholders’ Equity (Deficit)	3,271,899	4,124,198

Total Liabilities and Shareholders’ Equity (Deficit)	$5,731,490	$4,543,074

The accompanying notes are an integral part of these unaudited financial statements.

SRM Entertainment, Inc.

Condensed Consolidated Statement of Operations

For the Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Sales	$876,392	$1,128,062	$3,390,676	$4,556,905
Cost of Sales	679,874	898,712	2,705,945	3,583,713
Gross profit	196,518	229,350	684,731	973,192

Operating expense
General and administrative expenses	1,328,851	1,717,777	4,058,546	2,227,433
Total operating expenses	1,328,851	1,717,777	4,058,546	2,227,433

Other income / (expense)
Interest income	12,377	13,045	22,884	13,359
Interest expense	(8,916)	(11,367)	(8,916)	(55,847)

Total other income (expense)	3,461	1,678	13,968	(42,489)

Net (loss)	$(1,128,872)	$(1,486,749)	$(3,359,847)	$(1,296,729)

Net (loss) per share:
Basic	$(0.11)	$(0.19)	$(0.32)	$(0.19)

Weighted average number of shares
Basic	10,581,558	8,007,065	10,389,770	7,007,875

The accompanying notes are an integral part of these unaudited financial statements.

SRM Entertainment, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2024 and 2023

(Unaudited)

			Common	Additional
	Common Stock		Stock	Paid-In	Accumulated
	Shares	Amount	Payable	Capital	Deficits	Total
Balance, December 31, 2022	6,500,000	$650	$-	$(699,207)	$695,963	$(2,594)
Net loss for the three months ended March 31, 2023	-	-	-	-	(38,002)	(38,002)
Balance March 31, 2023	6,500,000	650	-	(699,207)	657,961	(40,596)
Net income for the three months ended June 30, 2023	-	-	-	-	228,022	228,022
Balance June 30, 2023	6,500,000	650	-	(699,207)	885,983	187,426
Stock payable for services	-	-	934,800			934,800
Net proceeds from public offering	1,250,000	125	-	5,168,325		5,168,450
Acquisition of SRM Entertainment Ltd	1,700,000	170	-	(350,471)		(350,301)
Net loss for the three months ended September 30, 2023	-	-	-	-	(1,486,749)	(1,486,749)
Balance September 30, 2023	9,450,000	$945	$934,800	$4,118,647	$(600,766)	$4,453,626

			Common	Additional
	Common Stock		Stock	Paid-In	Accumulated
	Shares	Amount	Payable	Capital	Deficits	Total
Balance, December 31, 2023	9,765,500	$977	$676,000	$4,805,117	$(1,357,896)	$4,124,198
Stock issued from common stock payable	200,000	20	(354,000)	353,980	-	-
Stock issued for services	200,000	20	-	283,980	-	284,000
Fair value of options granted to Officers, Directors and Employees	-	-	-	573,548	-	573,548
Net loss for the three months ended March 31, 2024	-	-	-	-	(1,710,004)	(1,710,004)
Balance, March 31, 2024	10,165,500	1,017	322,000	6,016,625	(3,067,900)	3,217,742
Common stock payable	-	-	154,500			154,500
Stock issued for services	100,000	10	-	149,990	-	150,000
Net loss for the three months ended June 30, 2024	-	-	-	-	(520,971)	(520,971)
Balance June 30, 2024	10,265,500	1,027	476,500	6,166,615	(3,588,871)	3,055,271
Shares issued for services from stock payable	150,000	15	(154,500)	154,485		-
Stock issued for asset purchase to Related Party	1,500,000	150		1,142,850	-	1,143,000
Stock issued for services to Related Party	250,000	25	-	202,475		202,500
Net loss for the three months ended September 30, 2024	-	-	-	-	(1,128,872)	(1,128,872)
Balance September 30, 2024	12,165,500	$1,217	$322,000	$7,666,425	$(4,717,743)	$3,271,899

The accompanying notes are an integral part of these unaudited financial statements.

SRM Entertainment, Inc.

Condensed Consolidated Statement of Cash Flows

For the Nine Months Ended September 30, 2024 and 2023

(unaudited)

	Nine Months Ended September 30
	2024	2023
Cash flows from operating activities:
Net (loss)	$(3,359,847)	$(1,296,729)
Adjustment to reconcile net loss to operating activities
Common stock issued for services	791,000	934,800
Fair value of Officer, Director and Employee options	573,548	-
Depreciation and amortization	36,154	3,764
Changes in operating assets and liabilities:
Accounts receivable	162,846	(68,882)
Inventory	(536,875)	40,913
Prepaid expenses	111,664	19,701
Accounts payable	562,833	(157,481)
Accrued expenses	(22,118)	77,440
Other assets	(286)	33,685
Net cash provided by (used in) operating activities	(1,681,081)	(412,789)

Cash flows from investing activities:
Cash paid for fixed assets	(23,264)	(42,780)
Cash paid for Intangible Assets to Related Party	(250,000)	-
Acquisition	-	(350,301)
Cash (used in) investing activities	(273,264)	(393,081)

Financing activities:
Net cash received from initial IPO	-	5,168,450
Loans to affiliates	-	7,699
Cash payment on promissory note	-	(1,488,966)
Cash provided by (used in) financing activities	-	3,687,183

Net increase (decrease) in cash and cash equivalents	(1,954,345)	2,881,313

Cash and cash equivalents at the beginning of the period	2,980,741	453,516

Cash and cash equivalents at the end of the period	$1,026,396	$3,334,829

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$55,847
Cash paid for income taxes	$-	$-
NON-CASH ITEMS
Promissory Note issued for intangible assets	$1,500,000	$-
Common stock issued for intangible assets	$1,143,000	$-

The accompanying notes are an integral part of these unaudited financial statements.

SRM Entertainment, Inc.

Notes to Financial Statements

For the Three and Nine Months Ended September 30, 2024 and 2023

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of September 30, 2024 and December 31, 2023.

Accounts Receivable and Credit Risk

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. For the nine months ended September 30, 2024 and year ended December 31, 2023, the Company did not recognize any allowance for doubtful collections

Inventory

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net income (loss)	$(1,128,872)	$(1,486,749)	$(3,359,847)	$(1,296,729)

Denominator:
Denominator for basic earnings per share - Weighted- average common issued and outstanding during the period	10,581,558	8,007,065	10,389,770	7,007,875
Denominator for diluted earnings per share	10,581,558	8,007,065	10,389,770	7,007,875

Basic (loss) per share	$(0.11)	$(0.19)	$(0.32)	$(0.19)
Diluted (loss) per share	$(0.10)	$(0.19)	$(0.32)	$(0.19)

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

On September 3, 2024, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Suretone Entertainment, Inc. (“Seller”) pursuant to which the Company agreed to acquire certain assets (the “Assets”) from the Seller, for an aggregate purchase price of $2,893,000 (the “Purchase Price”). Jordan Schur, the owner and Chief Executive Officer of Seller, is the President and board member of Safety Shot, Inc.(“Safety Shot”). Prior to the transaction, Safety Shot held 34.27% of the Company’s common stock. (See Note 7. Intangible Assets – Related Party)

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Recent Accounting Pronouncements

The company evaluated issued pronouncements and did not identify any recent ones that apply to the company.

Note 3 – Inventory

At September 30, 2024 and December 31, 2023, the Company had inventory of finished goods of $843,880 and $307,005, respectively.

Note 4 - Accounts Receivable

At September 30, 2024 and December 31, 2023, the Company had accounts receivable of $544,189 and $707,035, respectively

Note 5 – Prepaid Expenses

At September 30, 2024, the Company had a total of $357,023 of prepaid expenses, consisting of deposits on orders of $248,740, prepaid insurance of $53,411 and other expenses of $54,872. The balance of prepaid expenses at December 31, 2023 was $468,687 consisting of deposits on orders of $376,636, prepaid insurance of $33,929 and other prepaid expenses of $58,122.

Note 6 – Fixed Assets and Other Assets

At September 30, 2024 and December 31, 2023, the Company had net fixed assets totaling $56,680 and $45,462, net of accumulated depreciation of $21,030 and $8,984, respectively, as follows:

	September 30,	December 31
	2024	2023
Fixed Assets
Tooling and Molds	$56,425	$43,161
Computer equipment and software	21,285	11,285
Total fixed assets	77,710	54,446
Accumulated depreciation	(21,030)	(8,984)
Net fixed assets	$56,680	$45,462

At September 30, 2024, and December 31, 2023 other assets consisting primarily of non-depreciable molds totaled $34,430 and $34,144, respectively.

Note 7 – Intangible Assets – Related Party

On September 3, 2024, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Suretone Entertainment, Inc. (“Suretone” or “Seller”) pursuant to which the Company agreed to acquire certain assets (the “Assets”) related to the movie with the title The Kid (directed by Vincent D’Onofrio) from the Seller, for an aggregate purchase price of $2,893,000 (the “Purchase Price”). Jordan Schur, the owner and Chief Executive Officer of Suretone, is a board member and President of Safety Shot. Prior to the transaction, Safety Shot held 34.27% of the Company’s common stock.

In consideration for the acquired assets, the Company paid the Purchase Price which consisted of: (i) payment of $250,000 in cash on September 3, 2024; (ii) issuance of 1,500,000 restricted shares of the Company’s common stock, par value $0.0001 per share (valued at $0.762 per share); and (iii) issuance of a secured promissory note in the original amount of $1,500,000 (the “Secured Note”). The Assets are being amortized over a ten-year period. Amortization expense totaled $24,108 for the nine months ended September 30, 2024.

Note 8 – Loans from Jupiter Wellness and Secured Note

At December 31, 2022, the Company had an outstanding unsecured, non-interest bearing loan balance of $1,482,673 to Safety Shot, Inc. (formerly Jupiter Wellness, Inc.), its Parent. On September 1, 2022, the loan was converted to a six percent (6%) interest-bearing promissory note (the “Note”) due on the earlier of: (i) September 30, 2023 or (ii) the date on which the Company consummates an initial public offering of its securities. During 2022, the Company paid $50,000 to Jupiter related to the Note consisting of $19,948 principal reduction and $30,052 interest. During 2023, the Company accrued $55,847 interest expense on the Note. The total balance of $1,538,520 ($1,482,673 note and $55,847 interest) due Jupiter was paid from proceeds of the Company’s Initial Public Offering (“IPO”) on August 14, 2023 (see IPO included in Note 9 below).

In connection with the purchase of certain assets described in Note 7 above, the Company issued the Secured Note for $1,500,000. The term of the Secured Note is one year, annual interest rate of eight percent (8%) and secured by the Assets purchased in the transaction with Suretone.

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

Common Stock – The Company has 100,000,000 shares of Common Stock, par value $0.0001 authorized As a result of the above merger and IPO, at December 31, 2023, the Company had 9,765,000 shares of its common stock issued and outstanding comprised of 1,700,000 founder shares issued at par, 4,500,000 shares issued to Jupiter, 2,000,000 shares dividended to Jupiter shareholders, 1,250,000 shares issued to the public in connection with the IPO and 315,000 shares issued for services. During the nine months ended September 30, 2024, the Company issued 900,000 shares of its common stock for services in lieu of cash and 1,500,000 shares in connection with the purchase of assets. At September 30, 2024, the Company had 12,165,000 shares of its common stock issued and outstanding

Common Stock Payable – During the year ended December 31, 2023, the Company entered into two agreements for services provided to the Company pursuant to which, the Company will issue a total of 400,000 shares of its common stock valued at $676,000 which is recorded as Common Stock Payable. The Company recognized a total of expense of $676,000 in stock-based compensation for services related to these agreements. During the nine months ended September 30, 2024, the Company issued 200,000 of the shares referenced above valued at $354,000 leaving a balance of $322,000 in Common Stock Payable at September 30, 2024.

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

During the nine months ended September 30, 2024, the Company granted a total of 970,000 to three of its Officers, Directors and Employees with an exercise price of $1.21 and a five-year term. The Company recorded an expense of $573,548 in connection with the Directors’ issuance.

The fair value of these options was measured using the Black-Scholes valuation model at the grant date. The table below sets forth the assumptions for Black-Scholes valuation model on the respective reporting date.

	Number of	Term	Exercise	Market Price on Grant	Computed Volatility	Fair
Reporting Date	Options	(Years)	Price	Date	Percentage	Value
10/24/2023	90,000	2.5	$1.61	$0.80	86%	$73,702
02/21/2024	970,000	2.5	$1.21	$1.21	77%	$573,548

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

Note 12 – Subsequent Events

Subsequent to September 30, 2024, the Company issued 1,711,477 shares in connection with a private placement consisting of four accredited investors for a total of $1,044,000 and paid $500,000 on the Secured Note (original principal of $1,500,000).

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

General Overview

SRM Entertainment, Inc. (“SRM Inc”) is a Nevada corporation and was incorporated on April 22, 2022. SRM. Entertainment Limited (“SRM Ltd”), is a limited company incorporated in Hong Kong, now a Special Administrative Region of the People’s Republic of China, on January 23, 1981 and formerly owned by Jupiter Wellness, Inc. Effective August 14, 2023, SRM Inc acquired SRM Ltd. The acquisition of SRM Ltd by SRM Inc has been accounted for as a Reverse Acquisition (see Basis of Presentation below). The combined SRM Inc and SRM Ltd are collectively referred to as the Company or SRM.

On December 9, 2022, we entered into a stock exchange agreement (the “Exchange Agreement”) with Jupiter Wellness, Inc. (“Jupiter”) to govern the separation of our business from Jupiter. On May 26, 2023, we amended and restated the Exchange Agreement (the “Share Exchange”) to include additional information regarding the distribution and the separation of our business from Jupiter. The separation as set forth in the Share Exchange with Jupiter closed August 14, 2023. Pursuant to the Share Exchange, on May 31, 2023, we issued 6,500,000 shares of our common stock (representing 79.3% of our outstanding shares of common stock) to Jupiter in exchange for 2 ordinary shares of SRM Ltd (representing all of the issued and outstanding ordinary shares of SRM Ltd). Effective as of September 15, 2023, Jupiter changed its name to Safety Shot, Inc. (“Safety Shot”). As of November 12, 2024, Safety Shot owned 3,436,005 shares of our common stock representing 24.8% of our issued and outstanding shares of common stock.

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of US Securities and Exchange Commission (“SEC”). The acquisition of SRM Ltd by SRM Inc occurred on August 14, 2023. The financial statements are prepared using Reverse Acquisition Accounting and as such, for legal purposes SRM Inc was the acquiring company and for GAAP accounting, SRM Ltd was the acquiring company. Therefore, the financial statements are presented using the historical financial statements of SRM Ltd. The combined SRM Inc and SRM Ltd are collectively referred to as the “Company” or “SRM.”

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

On September 3, 2024, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Suretone Entertainment, Inc. (“Suretone” or “Seller”) pursuant to which the Company agreed to acquire certain assets related to the movie with the title The Kid (directed by Vincent D’Onofrio) from the Seller, for an aggregate purchase price of $2,983,000 (the “Purchase Price”). Jordan Schur, the owner and Chief Executive Officer of Suretone, is a board member and President of Safety Shot. Prior to the transaction, Safety Shot held 34.27% of the Company’s common stock.

In consideration for the acquired assets, the Buyer paid the Purchase Price by: (i) paying $250,000 in cash on September 3, 2024; (ii) issuing 1,500,000 restricted shares of the Company’s common stock, par value $0.0001 per share (valued at $0.762 per share); and (iii) issuing a secured promissory note in the original amount of $1,500,000 (the “Secured Note”). The Assets are being amortized over a ten-year period. Amortization expense totaled $24,108 for the nine months ended September 30, 2024.

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

Recent Developments

On September 3, 2024, the Company (or “Buyer”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Suretone Entertainment, Inc. (“Suretone” or “Seller”) pursuant to which the Buyer has agreed to acquire certain assets related to the movie with the title The Kid (directed by Vincent D’Onofrio) from the Seller, for an aggregate purchase price of $3,000,000 (the “Purchase Price”). Jordan Schur, the owner and Chief Executive Officer of Suretone, is a board member and President of Safety Shot. As of November 12, 2024, Safety Shot holds 24.8%   of the Company’s common stock.

In consideration for the acquired assets, the Buyer paid the Purchase Price by: (i) paying $250,000 in cash on September 3, 2024); (ii) issuing 1,500,000 restricted shares of the Company’s common stock, par value $0.001 per share (valued at $0.8333 per share); and (iii) issuing a secured promissory note in the original amount of $1,500,000 (the “Secured Note”). The Secured Note will bear interest at the rate of 8% per annum and will mature on September 3, 2025 (the “Maturity Date”), calculated on a 365-day year, and is due along with the principal on the Maturity Date. The Secured Note is secured by the assets purchased pursuant to the Asset Purchase Agreement. If the Company secures financing of at least $5 million during the term of the Secured Note, it must use the proceeds to repay the Secured Note. The Company can prepay the Secured Note at any time without penalty but must provide 15 days’ notice to Suretone. The Secured Note is subject to immediate acceleration if the Company commences bankruptcy proceedings, if it winds down its operations, if the Company fails to stay current in its SEC reporting obligations, or if the Company’s common stock is delisted from the Nasdaq Stock Market.

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of US Securities and Exchange Commission (“SEC”). The acquisition of SRM Ltd by SRM Inc occurred on August 14, 2023. The financial statements are prepared using Reverse Acquisition Accounting and as such, for legal purposes SRM Inc was the acquiring company and for GAAP accounting, SRM Ltd was the acquiring company. Therefore, the financial statements are presented using the historical financial statements of SRM Ltd. The combined SRM Inc and SRM Ltd are collectively referred to as the Company or SRM.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of September 30, 2024 or December 31, 2023.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net income (loss)	$(1,128,872)	$(1,486,749)	$(3,359,847)	$(1,296,729)

Denominator:
Denominator for basic earnings per share - Weighted- average common issued and outstanding during the period	10,581,558	8,007,065	10,389,770	7,007,875
Denominator for diluted earnings per share	10,581,558	8,007,065	10,389,770	7,007,875

Basic (loss) per share	$(0.10)	$(0.19)	$(0.32)	$(0.19)
Diluted (loss) per share	$(0.10)	$(0.19)	$(0.32)	$(0.19)

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

The Company’s deferred tax asset at September 30, 2024 and December 31, 2023 consisted of net operating loss carry forwards calculated using effective tax rates (20.6% average of China and US rates) equating to approximately $1,177,676 and $497,655 respectively, less a valuation allowance in the amount of approximately $1,177,676 and $497,655, respectively. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance at September 30, 2024 and December 31, 2023.

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

Recent Accounting Pronouncements

The company evaluated issued pronouncements and did not identify any recent ones that apply to the company.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Sales	$876,392	$1,128,062	$3,390,676	$4,556,905
Cost of Sales	679,874	898,712	2,705,945	3,583,713
Gross profit	196,518	229,350	684,731	973,192

Operating expense
General and administrative expenses	1,328,851	1,717,777	4,058,546	2,227,433
Total operating expenses	1,328,851	1,717,777	4,058,546	2,227,433

Other income / (expense)
Interest income	12,377	13,045	22,884	13,359
Interest expense	(8,916)	(11,367)	(8,916)	(55,847)

Total other income (expense)	3,461	1,678,	13,968	(42,489)

Net (loss)	$(1,128,872)	$(1,486,749)	$(3,359,847)	$(1,296,729)

Net (loss) per share:
Basic	$(0.11)	$(0.19)	$(0.32)	$(0.19)

Weighted average number of shares
Basic	10,581,558	8,007,065	10,389,770	7,007,875

Three months ended September 30, 2024 compared to 2023

Revenues and Cost of Sales

The Company had sales of $876,392 and $1,128,062 for the three months ended September 30, 2024 and 2023. The decrease in sales is due to declines in attendance at our customers theme parks. Gross margins were slightly higher at 22.4% for the three months ended September 30, 2024 versus 20.3% for September 30, 2023.

Operating Expenses and Other Income (Expense)

Operating expenses totaled $1,328,851 and $1,717,777 for the three months ended September 30, 2024 and 2023, respectively. Operating expenses for the three months ended September 30, 2024 included (i) marketing expenses of $7,083, (ii) legal and professional fees of $656,900, (iii) rent and utilities of $16,885, (iv) depreciation and amortization of $28,908, (v) general and administrative expenses of $416,575 and (vi) stock based compensation of $202,500. Operating expenses for the three months ended September 30, 2023 included (i) marketing expenses of $281, (ii) legal and professional fees of $1,233,519, (iii) rent and utilities of $5,199, depreciation of $2,279, (v) general and administrative expenses of $476,499 and (vi) no stock based compensation. The decrease in expenses is a result of the initial costs of “going public” in the third quarter of 2023 which were greater than the increased investors relation costs of being a public company.

During the three months ended September 30, 2024, the Company generated net interest income of $3,461 versus $1,678 of net interest income during the three months ended September 30, 2023.

Income/Losses

Net losses were $1,128,872 for the three months ended September 30, 2024 compared to net income of $1,486,749 for the same period in 2023.

Nine months ended September 30, 2024 compared to 2023

Revenues and Cost of Sales

The Company had sales of $3,390,676 and $4,556,905 for the nine months ended September 30, 2024 and 2023. The decrease in sales is due to declines in attendance at our customers’ theme parks. Gross margins were lower than expected in the first quarter of 2024 due to increased manufacturing costs which decreased our nine months’ margin to 20.2% compared to 21.4% for the nine months ended September 30, 2023.

Operating Expenses and Other Income (Expense)

Operating expenses totaled $4,058,546 and $2,227,432 for the nine months ended September 30, 2024 and 2023, respectively. Operating expenses for the nine months ended September 30, 2024 included (i) marketing expenses of $39,334, (ii) legal and professional fees of $1,374,537, (iii) rent and utilities of $34,466, (iv) depreciation and amortization of $36,154, (v) general and administrative expenses of $1,209,507 and (vi) stock based compensation of $1,364,548. Operating expenses for the nine months ended September 30, 2023 included (i) marketing expenses of $11,750, (ii) legal and professional fees of $1,275,789, (iii) rent and utilities of $9,256, (iv) depreciation of $3,764, (v) general and administrative expenses of $926,873 and (vi) no stock based compensation. The increase in expenses is a result of being a stand-alone public company which includes all of the additional costs related to a small public company during 2024 versus being a wholly owned subsidiary of a larger company in 2023.

During the nine months ended September 30, 2024, the Company generated net interest income of $13,968 as a result of higher cash balances in 2024 due to the Company’s IPO in 2023 versus a net interest expense of $42,589 in 2023 which was due to interest bearing loans to its Parent prior to the Company’s IPO.

Income/Losses

Net losses were $3,359,847 for the nine months September 30, 2024 compared to net loss of $1,296,729 in 2023.

Liquidity and Capital Resources

Prior to our Initial Public Offering (“IPO”), our operations participated in cash management and funding arrangements managed by Safety Shot. Pursuant to the IPO, which went effective on August 14, 2023, the Company sold 1,250,000 shares of its common stock at a price of $5.00 per share, resulting in gross proceeds to the Company of approximately $6.25 million. Net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses paid by the Company and the repayment of a $1,538,520 loan from Safet Shot, were $3,629,805. These proceeds have been adequate to finance the operations of the Company and at September 30, 2024 and December 31, 2023 the Company had $346,327 and $4,078,736, respectively in working capital.

In October 2024, the Company closed private placements in a registered direct offering of 1,711,477 shares of common stock (the “Shares”) among four accredited Investors generating gross proceeds of $1,044,000. The Shares were offered and sold to the Investors pursuant to a prospectus supplement and accompanying prospectus, which was filed with the SEC, in connection with a takedown from the Company’s effective shelf registration statement on Form S-3 (File No. 333-282028) which was filed with the SEC on September 11, 2024 and subsequently declared effective on September 19, 2024.

Commitments

There are no fixed forward commitments for lease expense, license fees, or capital expenditures.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Cash Flow

The following table presents our cash flows for the periods presented:

	Nine Months Ended September 30
	2024	2023

Net cash flows provided by (used in) operating activities	$(1,681,081)	$(412,789)
Net cash provided by (used in) investing activities	(273,264)	(393,081)
Net cash flows provided by (used in) financing activities	-	3,687,183
Increase (decrease) in cash	$(1,954,345)	$2,881,313

Net cash used in operating activities was $1,681,081 and $412,789 for the nine months ended September 30, 2024, and 2023. The increase in cash used in operations was primarily due to increases in inventory of $536,876, increased general and administrative expenses of $282,634 and other increases including investor relations and legal and professional expenses.

Net cash used in investing activities during the nine months ended September 30, 2024 included purchase of fixed assets of $23,264 and the cash portion of $250,000 in the purchase of intangible assets compared to fixed asset purchases of $42,780 and $350,301 for the SRM Ltd acquisition during the nine months ended September 30, 2023.

The Company had no cash provided by financing activities during the nine months ended September 30, 2024 and the net cash provided by financing activities for nine months ended September 30, 2023 were the net proceeds from the Company’s IPO in 2023.

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

During the nine months ended September 30, 2024, the Company issued: (i) 650,000 restricted shares of the Company’s common stock for services provided to the Company; (ii) 1,500,000 shares to a related party in connection with the purchase of an asset; and (iii) 250,000 for services provided to the Company by a related party.

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

SRM Entertainment, Inc.

/s/ Richard Miller
Richard Miller
Dated: November 13, 2024	Chief Executive Officer (Principal Executive Officer)

