Form 10-K/A
period 2023-12-31
SRM Entertainment, Inc.
filed 2024-12-19
CIK 1956744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2023, as filed with the United States Securities and Exchange Commission (the “SEC”) on April 1, 2024 (the “Original Report”). Specifically, this Amendment amends and restates Part II, Item 9A, “Controls and Procedures” in its entirety to correct a typo in management’s conclusion regarding the Company’s disclosure controls and procedures. The Original Report mistakenly stated in one place that management concluded that the Company’s disclosure controls and procedures were ineffective.

The specific disclosure item in Item 9A “Evaluation of Disclosure Controls and Procedures” stated that the Company’s certifying officers had concluded the disclosures controls and procedures were effective in the first paragraph and ineffective in the second paragraph.

Rather, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective to ensure that the material information required to be included in the Company’s Securities and Exchange Commission reports is accumulated and communicated to the Company’s management, including its principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to the Company.

The Company has revised its disclosure below to correctly conclude that the Company’s disclosure controls and procedures were effective at the time of filing the Original Report.

The discrepancy of the disclosure had no impact on the consolidated financial statements and other disclosures contained in the Original Report.

In addition, this Amendment is being filed for the purpose of filing the certifications in the form of Exhibits 31.1, 31.2, 32.1 and 32.2 (the “Certifications”), respectively. The Certifications contained inadvertent typographical errors in reference to the Company’s Chief Executive Officer as well as to an annual report for the year December 31, 2022, rather than the year ended December 31, 2023. The Certifications have been corrected, and as such, are filed as exhibits to this Amendment.

While the entire Original Report is being refiled as part of the Amendment, except as set forth above and for the updated Certifications, updated exhibit list to reflect which exhibits are being filed herewith and which exhibits were filed with the Original Report, and the updated signature page, no other changes have been made to the Original Report. This Amendment speaks as of the original filing date of the Original Report, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and the Company’s other filings made with the SEC subsequent to the filing of the Original Report.

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

At the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to the Company.

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

No other fees were paid to M&K CPAS.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation of SRM Entertainment, Inc.	S-1	3.1	05/26/2023
3.2	Bylaws of SRM Entertainment, Inc.	S-1	3.2	05/26/2023
3.3	Amendment to the Bylaws of SRM Entertainment, Inc.	S-1	3.3	05/26/2023
4.1	Form of Common Stock Certificate of SRM Entertainment, Inc.	S-1	4.1	05/26/2023
4.2	Form of Representative’s Warrant	S-1	4.2	07/28/2023
4.3	Description of Securities	10-K	4.1	04/01/2024
10.1	Share Exchange Agreement between Jupiter Wellness, Inc. and SRM Entertainment, Inc. dated December 9, 2022	S-1	10.1	05/26/2023
10.2	Employment Agreement between SRM Entertainment, Inc. and Richard Miller dated January 1, 2023†	S-1	10.2	05/26/2023
10.3	Employment Agreement between SRM Entertainment, Inc. and Taft Flittner dated January 1, 2023†	S-1	10.3	05/26/2023
10.4	Employment Agreement between SRM Entertainment, Inc. and Deborah McDaniel-Hand dated January 1, 2023†	S-1	10.4	05/26/2023
10.5	License Agreement between SRM Entertainment, Inc. and LAFIG Belgium s.a. dated July 28, 2022	S-1	10.5	05/26/2023
10.6	License Agreement between SRM Entertainment, Inc. and Zoonicorn, LLC dated July 17, 2022	S-1	10.6	05/26/2023
10.7	License Agreement between SRM Entertainment, Inc., Taylored Concepts, LLC and ProToyTypes, LLC dated September 1, 2021	S-1	10.7	05/26/2023
10.8	Addendum to License Agreement between SRM Entertainment, Inc., Taylored Concepts, LLC and ProToyTypes, LLC dated June 18, 2022	S-1	10.8	05/26/2023
10.9	2023 Equity Incentive Plan†	S-1	10.9	05/26/2023
10.10	Amended and Restated Exchange Agreement between Jupiter Wellness, Inc. and SRM Entertainment, Inc. dated May 26, 2023	S-1	10.10	05/26/2023
10.11	Employment Agreement between Jupiter Wellness, Inc., formerly known as CBD Brands, Inc., and Douglas O. McKinnon dated August 5, 2019†	S-1	10.11	07/18/2023
10.12	Assignment and Assumption Agreement dated August 3, 2023, between Jupiter Wellness, Inc. and SRM Entertainment, Inc.	8-K	10.1	08/16/2023
14.1	Code of Business Conduct and Ethics	10-K	14.1	04/01/2024
21.1	List of Subsidiaries	S-1	21.1	05/26/2023
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 #				X
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 #				X
97.1	SRM Entertainment, Inc. Compensation Recovery Policy	10-K	97.1	04/01/2024
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document.				X

†	Management or compensatory plan or arrangement.
#	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of December, 2024.

SRM Entertainment Inc.

By:	/s/ Richard Miller

Richard Miller

Chief Executive Officer and Director

/s/ Douglas McKinnon

Douglas McKinnon

Chief Financial Officer and Director

SRM ENTERTAINMENT, INC.

36

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

