Form 10-K
period 2024-12-31
SRM Entertainment, Inc.
filed 2025-03-31
CIK 1956744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 01-41768

SRM Entertainment, Inc.

(Exact name of registrant as specified in its charter)

Nevada	32-0686534
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification)

941 W Morse Blvd

Suite 100

Winter Park, FL 32789

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

As of June 30, 2024, there were 12,265,500 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding, of these, 5,279,064 shares were held by non-affiliates of the registrant. The market value of securities held by non-affiliates was $6,651,621  as of June 30, 2024, based on the closing price of $1.26 for the registrant’s common stock on June 30, 2024.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 25, 2025, was 17,243,610.

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

On December 9, 2022, we entered into a stock exchange agreement (the “Exchange Agreement”) with Safety Shot, Inc. (formerly Jupiter Wellness, Inc.)(“Safety Shot”) to govern the separation of our business from Safety Shot. On May 26, 2023, we amended and restated the Exchange Agreement (the “Share Exchange”) to include additional information regarding the distribution and the separation of our business from SHOT. The separation as set forth in the Share Exchange with Safety Shot closed August 14, 2023. Pursuant to the Share Exchange, on May 31, 2023, we issued 6,500,000 shares of our common stock (representing 79.3% of our outstanding shares of common stock) to Safety Shot in exchange for 2 ordinary shares of SRM Ltd (representing all of the issued and outstanding ordinary shares of SRM Ltd). As of March 6, 2025, Safety Shot owns 13.6% of our issued and outstanding shares of common stock.

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

Content Providers: We have licensing relationships with many established content providers, and our products appear in venues such as Walt Disney Parks and Resorts, Universal Studios, United Parks and Resorts (f/k/a SeaWorld), Cedar Fair, Six Flags and Herschend Family Entertainment and Merlin Entertainment. We currently have licenses with Smurfs, The ICEE Company and Zoonicorn LLC, from which we can create multiple products based on each character within. Content providers trust us to design, create and manufacture unique, stylized extensions of their intellectual property that extend the relevance of their content with consumers through ongoing engagement, helping to maximize the lifetime value of their content.

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

Recent Developments

CFO Employment Agreement

On January 13, 2025, the Compensation Committee of the Board of Directors (the “Board”) of the Company reviewed and recommended approval that the Company enter into a new Employment Agreement (the “CFO Employment Agreement”) with Douglas McKinnon as Chief Financial Officer (the “CFO”). Following approval from the Compensation Committee and the Board, the Company entered into the CFO Employment Agreement on January 22, 2025 with an effective date of January 1, 2024, which cancels and supersedes Mr. McKinnon’s previous employment agreement with the Company as of the Effective Date. The CFO Employment Agreement is for an initial term of 3 years from the date thereof and automatically renews for successive 1-year periods. Pursuant to the Employment Agreement, the Company will compensate Mr. McKinnon a base salary of $215,000. Thereafter, his base salary shall increase at the rate of at least ten percent (10%) on January 1 of each following year.

CEO and CFO Stock Options Issuance

On January 6, 2025, the Board approved to issued 75,000 stock options (the “Options”) to each of Richard Miller (the Company’s Chief Executive Officer) and Douglas McKinnon (the Company’s Chief Financial Officer). The Options were issued as compensation for the service of Messrs. Miller and McKinnon on the Board. The Options were issued pursuant to the Company’s 2024 Equity Incentive Plan. The Options have a purchase price per share of $0.65 (the closing price of the common stock on January 3, 2025), vested and become exercisable immediately, and will expire on January 6, 2030.

December Registered Direct Offering

On December 5, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with the institutional investors named on the signature page thereto (the “Purchasers”), pursuant to which the Company agreed to sell and issue, in a registered direct offering, an aggregate of (i) 1,580,000 shares of the Company’s common stock, at a purchase price of $0.7385 per share, and (ii) 712,133 pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 712,133 shares of common stock (the “Pre-Funded Warrant Shares”) at a purchase price of $0.7384 per Pre-Funded Warrant, for aggregate gross proceeds to the Company of approximately $1.7 million, before deducting the placement agent fees and estimated offering expenses payable by the Company (the “December Registered Offering”).

Pursuant to a placement agency agreement dated as of December 5, 2024 (the “Placement Agency Agreement”), the Company engaged D. Boral Capital LLC (the “Placement Agent”) to act as the sole placement agent in connection with the offering. The Company agreed to (i) pay the Placement Agent a cash fee equal to 8.0% of the aggregate gross proceeds of the December Registered Offering, and (ii) reimburse the Placement Agent for all reasonable and documented out-of-pocket expenses, including the reasonable fees, costs, and disbursements of its legal counsel of $50,000.

The shares of common stock, the Pre-Funded Warrants and the Pre-Funded Warrant Shares were offered pursuant to a shelf registration statement on Form S-3 (File No. 333-282028), which was declared effective by the U.S. Securities and Exchange Commission on September 19, 2024, and a related prospectus supplement, dated December 5, 2024, related to the December Registered Offering. The December Registered Offering closed on December 6, 2024.

Nasdaq Listing Deficiency

On October 21, 2024, the Company received a deficiency letter (from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, based upon the closing bid price of the Company’s common stock, par value $0.0001 per share, for the last 30 consecutive business days, the Company is not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”).

The Notice has no immediate effect on the continued listing status of the common stock on The Nasdaq Capital Market, and, therefore, the Company’s listing remains fully effective.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company is provided a compliance period of 180 calendar days from the date of the Notice, or until April 21, 2025, to regain compliance with the Minimum Bid Requirement. To regain compliance, the closing bid price of the common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days prior to April 21, 2025.

If the Company is not in compliance with the Minimum Bid Requirement by April 21, 2025, the Company may be afforded a second 180 calendar day compliance period. To qualify for this additional compliance period, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price requirement.

The Company intends to actively monitor the closing bid price of the common stock and will evaluate available options to regain compliance with the Minimum Bid Requirement. However, there can be no assurance that the Company will regain compliance with the Minimum Bid Requirement during the 180-day compliance period, secure a second period of 180 days to regain compliance, or maintain compliance with the other Nasdaq listing requirements. If the Company does not regain compliance within the allotted compliance period, including any extensions that Nasdaq grants, Nasdaq will provide notice that the common stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel.

October Registered Direct Offering

On October 18, 2024, and October 19, 2024, the Company entered into four Securities Purchase Agreements (each an “SPA”) with four accredited investors (the “Investors”), for the purchase and sale in a registered direct offering of 1,711,477 shares of the Company’s common stock at a price of $0.61 per share, generating gross proceeds from the offering of approximately $1,044,000 (the “October Registered Direct Offering”). Three SPAs, each dated as of October 18, 2024, were entered into with three investors, and one SPA, dated as of October 19, 2024, was entered into with a single investor. The Company did not utilize a placement agent or underwriter in connection with the October Registered Direct Offering.

CEO Employment Agreement

On September 10, 2024, the Compensation Committee of the Board reviewed and recommended approval that the Company enter into a new Employment Agreement (the “CEO Employment Agreement”) with Richard Miller as Chief Executive Officer (the “CEO”). Following approval from the Compensation Committee and the Board, the Company entered into the CEO Employment Agreement effective January 1, 2024 (the “Effective Date”), which cancels and supersedes Mr. Miller’s previous employment agreement with the Company as of the Effective Date. The CEO Employment Agreement is for an initial term of 3 years from the date thereof and automatically renews for successive 1-year periods. Pursuant to the CEO Employment Agreement, the Company will compensate Mr. Miller a base salary of $225,000. Thereafter, his base salary shall increase at the rate of at least ten percent (10%) on January 1 of each following year.

Asset Purchase Agreement with Suretone Entertainment

On September 3, 2024, the Company (or “Buyer”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”)with Suretone Entertainment, Inc. (“Suretone” or “Seller”) pursuant to which the Buyer has agreed to acquire certain assets related to the movie with the title The Kid(directed by Vincent D’Onofrio) from the Seller, for an aggregate purchase price of $3,000,000 (the “Purchase Price”). Jordan Schur, the owner and Chief Executive Officer of Suretone, is a board member and President of Safety Shot. As of March 6, 2025, Safety Shot holds 13.6% of the Company’s common stock.

In consideration for the acquired assets, the Buyer paid the Purchase Price by: (i) paying $250,000 in cash on September 3, 2024); (ii) issuing 1,500,000 restricted shares of the Company’s common stock, par value $0.001 per share (valued at $0.8333 per share); and (iii) issuing a secured promissory note in the original amount of $1,500,000 (the “Secured Note”). The Secured Note will bear interest at the rate of 8%per annum and will mature on September 3,2025 (the “Maturity Date”), calculated on a 365-day year, and is due along with the principal on the Maturity Date. The Secured Note is secured by the assets purchased pursuant to the Asset Purchase Agreement. If the Company secures financing of at least $5 million during the term of the Secured Note, it must use the proceeds to repay the Secured Note. The Company can prepay the Secured Note at any time without penalty but must provide 15 days’ notice to Suretone. The Secured Note is subject to immediate acceleration if the Company commences bankruptcy proceedings, if it winds down its operations, if the Company fails to stay current in its SEC reporting obligations, or if the Company’s common stock is delisted from the Nasdaq Stock Market. At December 31, 2024, the Company owed $500,000 on the principal balance of the Secured Note.

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

We use third-party manufacturers to manufacture all of our products and have historically concentrated production with a small number of manufacturers and factories. As a result, the loss or unavailability of one of our manufacturers or one of the factories in which our products are produced, even on a temporary basis, could have a negative impact on our business, financial condition and results of operations. This risk is exacerbated by the fact that we do not have long-term contracts with our manufacturers. While we believe our external sources of manufacturing could be shifted, if necessary, to alternative sources of supply, we would require a significant period of time to make such a shift. We may also be required to seek out additional manufacturers in response to increased demand for our products, as our current manufacturers may not have the capacity to increase production. If we were prevented from or delayed in obtaining a material portion of the products produced by our manufacturers, or if we were required to shift manufacturers (assuming we would be able to do so), our sales and profitability could be significantly reduced.

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

Our business may be harmed by the imposition or threat of tariffs, including reciprocal or retaliatory tariffs, in markets in which we operate which could increase our product costs and other costs of doing business, impact consumer spending, or lower our revenues and earnings.

The current global tariff environment is uncertain. For products manufactured outside the U.S., tariffs increase the cost of our products. Most of our products are produced in China, and tariffs may impact our sales and reduce our profitability as a result. Tariffs may also impact consumer spending if products become more expensive, or consumers have less discretionary income or consumer spending power. The current tariff environment, particularly the imposition or threat of tariffs on products manufactured in China for import into the U.S. as well the potential for retaliatory and reciprocal tariffs in other countries in which we do business, may negatively impact our business, sales and profitability. While our contracts currently require our customers to cover tariffs and other fees, further increases in tariffs may increase the costs of our products. We cannot assure you that we will be able to successfully implement actions to lessen the impact of tariffs imposed on our products, including any changes to our supply chain, logistics capabilities, sales policies or pricing of our products.

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

Our results can be impacted by a number of macroeconomic factors, including but not limited to consumer confidence and spending levels, tax rates, unemployment, consumer credit availability, raw materials costs, pandemics (such as the COVID-19 pandemic) and natural disasters, fuel and energy costs (including oil prices), and credit market conditions. A general economic slowdown or recession resulting in a decrease in discretionary spending could adversely affect the frequency with which guests choose to visit our parks and the amount that our guests spend when they visit.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Code. In particular, sweeping changes were made to the U.S. taxation of foreign operations. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a quasi-territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. Additionally, new provisions were added to mitigate the potential erosion of the U.S. tax base and to discourage use of low tax jurisdictions to own intellectual property and other valuable intangible assets. While these provisions were intended to prevent specific perceived taxpayer abuse, they may have adverse, unexpected consequences. At this time, Treasury has not yet issued Regulations on how these new rules should be applied and how the relevant calculations are to be prepared. As there exists only limited guidance at this time, significant estimates and judgment are required in assessing the consequences. The amounts for adjusting the deferred tax assets and liabilities for the new effective tax rate and the transition tax are provisional based on the guidance provided by the SEC in Staff Accounting Bulletin No. 118 (“SAB 118”), which provides for a measurement period of one year from the enactment date to finalize the accounting for effects of the 2017 Tax Act. As a result of continued regulations and interpretations of the Tax Act, we are still quantifying the effects of the tax law change. The amounts reported as of December 31, 2024 are provisional based on the uncertainty discussed above. As we complete our analysis and prepare necessary data, and interpret any additional guidance, we will adjust our calculations and provisional amounts that we have recorded in our tax provision. Any such adjustments may materially impact our provision for income taxes in our financial statements.

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

Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a) (2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. We have opted for taking advantage of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the Jobs Act.

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

ITEM 2. PROPERTIES

Our principal executive office is located in a flexible shared office facility located at 941 W Morse Blvd., Suite 100, Winter Park, FL 32789, with lease terms on a month-to-month basis. We believe that these facilities are adequate for our needs, including providing the space and infrastructure to accommodate our development work based on our current operating plan. We do not own any real estate.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq Capital Market under the symbol “SRM”. The closing price of our common stock on the Nasdaq Capital Market on March 28, 2025 was $0.453.

Holders

As of March 25, 2025, there were 31 shareholders of record. Since certain shares of our common stock are held by brokers and other institutions on behalf of stockholders, the foregoing number of holders of our common stock is not representative of the number of beneficial holders of our common stock.

Dividends

We do not anticipate paying any cash dividends on our common stock in the foreseeable future and we intend to retain all of our earnings, if any, to finance our growth and operations and to fund the expansion of our business. Payment of any dividends will be made in the discretion of our Board of Directors, after our taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. No dividends may be declared or paid on our shares of common stock, unless a dividend, payable in the same consideration or manner, is simultaneously declared or paid, as the case may be, on our shares of preferred stock, if any.

Issuance of Unregistered Securities

During the year ended December 31, 2024, the Company issued: (i) 200,000 shares of its restricted common stock from stock payable valued at $354,000; (ii) 1,500,000 shares of its restricted common stock in connection with the purchase of intangible assets valued at $1,143,000; (iii) 250,000 shares of its restricted common stock in connection with a consulting agreement valued at $202,500; and (iv) 950,000 shares of its restricted common stock for services to investor relations firms valued at $ 1,058,500.

These issuances were made in reliance on an exemption from registration set forth in Section 4(a)(2) of the Securities Act, as transactions by an issuer not involving a public offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no issuer purchases of equity securities during the years ended December 31, 2024.

ITEM 6. RESERVED

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

In this annually report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to the common stock in our capital stock.

As used in this annual report and unless otherwise indicated, the terms “we”, “us”, “our”, “SRM” and the “Company” mean SRM Entertainment, Inc. and its consolidated subsidiary unless the context dictates otherwise.

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

Our business is built on the principle that almost everyone is a fan of something and the evolution of pop culture is leading to increasing opportunities for fan loyalty. We create whimsical, fun and unique products that enable fans to express their affinity for their favorite “something”— whether it is a movie, TV show, favorite celebrity, or favorite restaurant. We infuse our distinct designs and aesthetic sensibility into a wide variety of product categories, including figures, plush, accessories, apparel, and homewares. With our unique style, expertise in pop culture, broad product distribution and highly accessible price points, we have developed a passionate following for our products that has underpinned our growth. We believe we sit at the nexus of pop culture—content providers value us for our broad network of retail customers, retailers value us for our portfolio of pop culture products and pop culture insights, and consumers value us for our distinct, stylized products and the content they represent.

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

Content Providers: We have licensing relationships with many established content providers, and our products appear in venues such as Walt Disney, United Parks and Resorts (f/k/a SeaWorld), Universal Studios, Six Flags, Herschend Family Entertainment and Merlin Entertainment. We currently have licenses with Smurfs and Zoonicorn LLC, from which we can create multiple products based on each character within. Content providers trust us to create unique, stylized extensions of their intellectual property that extend the relevance of their content with consumers through ongoing engagement, helping to maximize the lifetime value of their content.

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

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our audited financial statements for the year ended December 31, 2024 and 2023, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and the rules and regulations of the Securities and Exchange Commission. The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Earnings (Loss) Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments such as options, warrants, convertible securities and preferred stock, unless the effect is to reduce a loss or increase earnings per share. Warrants are not considered in the calculations for the years ended December 31, 2024 and 2023, as the impact of the potential shares of common stock would be to decrease the loss per share.

	For the Years Ended December 31,
	2024	2023
Numerator:
Net (loss)	$(4,339,345)	$(2,053,859)

Denominator:
Denominator for basic earnings per share - Weighted-average shares of common stock issued and outstanding during the period	11,623,191	7,688,523
Denominator for diluted earnings per share	11,623,191	7,688,523
Basic (loss) per share	$(0.37)	$(0.27)
Diluted (loss) per share	$(0.37)	$(0.27)

Cash

We consider all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of December 31, 2024 and 2023.

Foreign Currency Translation

Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the period. Equity accounts are translated at historical exchange rates. Gains and losses from foreign currency transactions and translation for the years ended December 31, 2024 and 2023 and the cumulative translation gains and losses as of December 31, 2024 and 2023 were not material.

Accounts Receivable

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. During the years ended December 31, 2024 and 2023, the Company recognized no allowance for doubtful collections.

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

The Company’s deferred tax asset at December 31, 2024 and 2023 consists of net operating loss carry forwards calculated using effective tax rates equating to approximately $1,377,232 and $497,655, respectively. Due to the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance of $1,377,232 and $497,655 for the years ended December 31, 2024 and 2023.

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

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, enhancing segment reporting requirements under ASC 280. This ASU aims to provide investors with more detailed information about a public entity’s reportable segments, including those with a single reportable segment. The Key Provisions include:

1.	Enhanced Expense Disclosures: Public entities must now disclose significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included in each reported measure of segment profit or loss.

2.	Disclosure of Other Segment Items: Entities are required to disclose an amount for “other segment items” by reportable segment, representing the difference between reported segment revenues and the sum of significant segment expenses and the reported measure of segment profit or loss. A qualitative description of the composition of these other segment items is also required.

3.	Interim Reporting Requirements: All annual disclosures about a reportable segment’s profit or loss and assets, including the new disclosures introduced by ASU 2023-07, must now be provided in interim periods as well.

4.	Single Reportable Segment Entities: Public entities with a single reportable segment are explicitly required to provide all segment disclosures mandated by ASC 280, including those introduced by ASU 2023-07. This clarification ensures that users receive comprehensive information about the entity’s operations and performance.

5.	Disclosure of CODM Information: Entities must disclose the title and position of the CODM and explain how the CODM uses the reported measure(s) of segment profit or loss in assessing performance and allocating resources.

These amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted the ASU for the year ended December 31, 2024.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Results of Operations

For the years ended December 31, 2024 and 2023

The following table provides selected financial data about us for the year ended December 31, 2024 and 2023, respectively.

	December 31, 2024	December 31, 2023
Sales	$4,311,382	$5,760,533
Cost of Sales	3,456,151	4,443,083
Gross Profit (Loss)	855,231	1,317,450
Total expenses	5,194,576	3,371,309
Net Income (Loss)	$(4,339,345)	$(2,053,859)

Revenues

We generated $4,311,382 in revenues for the year ended December 31, 2024 compared to $5,760,533 revenues for the year ended December 31, 2023. The decrease can be attributed to our largest theme park orders were down due to major expansion resulting in a decrease in attendance at their Ordando facility, timing delays for orders from another theme park operator and an election year in which retailers were very cautious in buying. We believe with the new theme park opening in Orlando in 2025, our business should benefit from the publicity and enthusiasm that typically surrounds new theme park openings.

Operating Expenses and other income/expenses

We had total operating expenses and other income/expense of $5,194,576 for the year ended December 31, 2024 compared to $3,371,309 for the year ended December 31, 2023.

Operating expenses for the year ended December 31, 2024 totaled $5,194,576 were in connection with our daily operations as follows: (i) marketing expenses of $55,803; (ii) legal and professional expenses of $1,432,537 including board of director fees, auditing and accounting fees, investor relations and public awareness campaigns, legal services, corporate advisory services, registration statement preparation fees, general corporate governance fees; (iii) rent of $55,417; (iv) depreciation and amortization of $16,880; (v) general and administrative expenses of $1,667,548, consisting of payroll and related taxes, travel, meals and entertainment, office supplies and expense and other normal office and administration expenses; (vi) stock based compensation of $1,861,743 consisting primarily of investor relations and public awareness campaign and the fair value of stock options granted to officers, directors and employees. Other expenses consisted of net interest expense of $4,548.

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

Expenses during 2024 were higher than the same period in 2023 due primarily to increased stock based compensation related to investor relations and public awareness campaign and the fair value of stock options granted to officers, directors and employees and other costs associated with our company being listed and traded on Nasdaq. In addition, we launched new product lines as well as increased marketing, promotional and social media efforts.

Income/Losses

Net loss for the year ended December 31, 2024 and 2023, was $4,339,345 and $2,053,859, respectively.

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

As of December 31, 2024, we had approximately $1,352,373 in cash and cash equivalents, a decrease of $1,628,368 from the $2,980,741 as of December 31, 2023. During the year ended December 31, 2024 and 2023, we raised net proceeds of $2,501,255 and $5,168,325, respectively from the sale of securities.

Operating Activities:

Net cash used in our operating activities of $2,856,359 during the year ended December 31, 2024, was primarily due to our operating loss of $4,339,345 offset by $1,861,743 of stock-based compensation.

Net cash used in our operating activities of $766,877 during the year ended December 31, 2023, was primarily due to our operating loss of $2,053,843 offset by $1,288,800 of stock-based compensation.

Financing Activities:

During the year ended December 31, 2024, the net cash provided by financing activities of $1,501,255 was from the $2,501,255 proceeds of our sale of common stock in from our registered direct offerings under our Shelf S-3 less the $1,000,000 payment on a promissory note.

During the year ended December 31, 2023, net cash provided by financing activities of $3,687,058 was from the $5,168,325 proceeds from the sale of our common stock in our initial public offering less the payment of $1,488,966 on a promissory note to Safety Shot.

Investing Activities:

During the year ended December 31, 2024, net cash used in investing activities of $273,264 consisted of a $250,000 cash payment as part of the asset purchase agreement related to our purchase of intangible assets and $23,264 paid for fixed assets.

During the year ended December 31, 2023, net cash used in investing activities of $392,956 was $350,176 used in the acquisition of SRM Entertainment Ltd and $42,780 purchase of fixed assets.

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

With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2024.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their respective ages as of the date of this Form 10-K are as follows:

Name	Age	Position(s)
Richard Miller	57	Chief Executive Officer
Douglas O. McKinnon	74	Chief Financial Officer
Christopher Marc Melton	53	Independent Director
Gary Herman	60	Independent Director
Hans Haywood	57	Independent Director

The following describes the business experience of each of our directors and executive officers, including other directorships held in reporting companies:

Richard Miller, Chief Executive Officer and Chairman, has served as Chief Executive Officer and Director of the Company since November 2020. Previously, Mr. Miller served as the Chief Operating Officer and Chief Compliance Officer of Jupiter Wellness, Inc. (n/k/a Safety Shot, Inc.) from November 2018 until November 2020. Prior to his service to Safety Shot, Mr. Miller served as president of Caro Consulting, Inc. a consulting firm that advises emerging growth companies. Over the last twenty years Mr. Miller has provided strategic advice to hundreds of companies across diverse industries. He has assisted C Level executives with expanding, financing and other challenges emerging companies face. Mr. Miller co-founded of Teeka Tan Suncare Products in 2004 and oversaw the development, design and launch of a diverse sun care product line along with the public offering of the company. He is an advocate for school safety and local schools through his grass roots group My School Counts.

Douglas O. McKinnon, Chief Financial Officer, has served as our Chief Financial Officer since April 2022. Mr. McKinnon previously served as Chief Financial Officer of Safety Shot from August 2019 to April 2022 and has served as the Chief Executive Officer of AppYea, Inc. since March 2016. Mr. McKinnon has also served as a Director of Surna, Inc. since March, 2014 and as Surna’s Executive Vice President and Chief Financial Officer since April, 2014. Prior to Surna, Inc., Mr. McKinnon served as Chief Executive Officer of 1st Resource Group, Inc. for four years. Mr. McKinnon’s 35+ year professional career includes financial, advisory and operation experience across a broad spectrum of industry sectors, including oil and gas, technology, and communications. He has served in C-level positions in both private and public sectors, including Chairman and CEO of an American-Stock-Exchange traded company, VP - Chief Administrative Officer of a $12-billion market cap Nasdaq-traded company for which the management team raised over $2.2 billion, CFO of several publicly-held US, Canadian and Australian companies, and CEO/CFO of various other private enterprises. As an entrepreneur, Mr. McKinnon has been involved in organizations ranging from start-up companies using venture capital funding to publicly traded institutional backed companies. Additionally, Mr. McKinnon has extensive merger and acquisition, and turnaround experience.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our Common Stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the year ended December 31, 2024.

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

Code of Ethics

We have adopted a code of ethics and conduct applicable to all of our directors, officers, employees and all persons performing similar functions. We expect that any amendments to the code, or any waivers of its requirements, will be disclosed in our public filings with the Securities and Exchange Commission.

Insider Trading Policy

The Company has adopted an insider trading policy that governs the purchase, sale and other dispositions of our securities that applies to our officers and directors, as well as our employees that have regular access to material, non-public information about the Company in the normal course of their duties. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

Corporate Governance Guidelines

We have adopted corporate governance guidelines that serve as a flexible framework within which our Board and its committees operate. These guidelines cover a number of areas including the size and composition of the Board, Board membership criteria and director qualifications, director responsibilities, Board agenda, roles of the chairman of the Board and Chief Executive Officer and Chief Financial Officer, meetings of independent directors, committee responsibilities and assignments, Board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by paid to our principal executive officer and our two other most highly compensated executive officers during the fiscal years indicated below (the “Named Executive Officers” or “NEO”).

				Stock	Option	All Other	Total
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation
Position	Year	($)	($)	($)(3)	($)(3)	($)(4)	($)
Richard Miller (1)(4)	2023	$175,000	$50,000	$-	$-	$25,000	$250,000
Chief Executive Officer	2024	$201,979	$-	$-	$-	$25,000	$226,979

Douglas O. McKinnon(2)(4)	2023	$61,875	$25,000	$-	$-	$12,500	$99,375
Chief Financial Officer	2024	$181,500	$-	$-	$-	$25,000	$206,500

Taft Flitner	2023	$100,000	$68,717	$-	$-	$-	$168,617
President	2024	$103,000	$80,382	$-	$-	$-	$183,382

1.	Mr. Miller was appointed as Chief Executive Officer on January 1, 2023.

2.	Mr. McKinnon was appointed Chief Financial Officer on August 14, 2023.

3.	There were no equity incentive plan compensation, option awards, nor stock awards in 2024 and 2023.

4.	Mr. Miller and Mr. McKinnon were each paid $25,000 for Director fees in 2024.

Employment Agreements with Named Executive Officers

Richard Miller

We entered into an employment agreement with Richard Miller on September 10, 2024, pursuant to which we employ Mr. Miller as Chief Executive Officer. The agreement has a term of three years which automatically renews unless either party sends written notice of termination no less than 90 days prior to the then term and provides for an annual base salary (“Base”) of $225,000 and a Restricted Share Award (“RSA”) equal to the base salary on January 1 of the initial term and renewal term thereafter. The base salary will increase 10% annually over the previous year’s salary.

In addition to the foregoing RSA grants, the Company shall make the following bonus and equity incentive grants to Mr. Miller with the following values upon the completion of the following goals: (a) the Company shall pay Mr. Miller a bonus as follows: 1% of any revenues up to $5M; plus 1% of the second $5M in revenues; plus 2% of the third $5M in revenues; plus 2% of the fourth $5M in revenues; plus 2% of all revenues in excess of $20M; provided, that: (i) the bonus is subject to a cap of $2M; and (ii) the bonus may be paid, at the election of Mr. Miller, in cash or shares of common stock (calculated at the fair market value of such shares as determined by the Board); and (b) when the compensation committee of the Board (the “Compensation Committee”) makes a written determination that the Company’s market capitalization, based on the closing price on a national securities exchange on 30 (thirty) consecutive trading days, exceeds the thresholds set forth below, the Company shall make the following equity incentive grants:

Market Capitalization Goals	Value of RSA or Options to be Awarded
$50,000,000	$250,000
$100,000,000	$500,000
$500,000,000	$1,000,000

Each additional
$500,000,000	$1,000,000

Upon any termination of Mr. Miller’s employment with the Company for any reason, except for a termination for cause, the Mr. Miller shall be entitled to (a) a payment equal to the greater of (i) two (2) years’ worth of the then-existing base and the last year’s bonus or (ii) the Base payable through the remaining initial term, and (b) retain the benefits set forth in Article IV of Mr. Miller’s employment agreement for the remainder of the initial term or renewal term, as then applicable.

The agreement also contains the following material provisions: eligible to participate in pension and other retirement plans, group life insurance, hospitalization, surgical and major medical coverage, sick leave, disability and salary continuation, vacation and holidays, long-term disability, and other fringe benefits and entitled to reimbursement for all reasonable and necessary business expenses. Mr. Miller agreed to non-compete and non-solicit terms under his agreement.

Douglas McKinnon

We entered into an employment agreement with Douglas McKinnon on January 22, 2025, pursuant to which we employ Mr. McKinnon as Chief Financial Officer. The agreement has a term of three years which automatically renews unless either party sends written notice of termination no less than 90 days prior to the then term and provides for an annual base salary of $215,000 and a Restricted Share Award (“RSA”) equal to the base salary on January 1 of the Initial Term and renewal term thereafter. The base salary will increase 10% annually over the previous year’s salary.

In addition to the foregoing RSA grants, the Company shall make the following bonus and equity incentive grants to Mr, McKinnon as follows: (a) as determined on a calendar year basis, that management’s goals have been met which includes the target objectives of the CEO. The target bonus for the Mr. McKinnon shall be equal to 75% of the bonus paid to the CEO as determined by the Compensation Committee; and (b) when the Compensation Committee makes a written determination that the Company’s market capitalization, based on the closing price on a national securities exchange on 30 (thirty) consecutive trading days, exceeds the thresholds set forth below, the Company shall make the following equity incentive grants:

Market Capitalization Goals	Value of RSA or Options to be Awarded
$50,000,000	$250,000
$100,000,000	$500,000
$500,000,000	$1,000,000

Each additional
$500,000,000	$1,000,000

Upon any termination of Mr. McKinnon’s employment with the Company for any reason, except for a termination for cause, the Mr. McKinnon shall be entitled to (a) a payment equal to the greater of (i) two (2) years’ worth of the then-existing base and the last year’s bonus or (ii) the Base payable through the remaining initial term , and (b) retain the benefits set forth in Article IV of Mr. McKinnon’s employment agreement for the remainder of the initial term or renewal term, as then applicable.

The agreement also contains the following material provisions: eligible to participate in pension and other retirement plans, group life insurance, hospitalization, surgical and major medical coverage, sick leave, disability and salary continuation, vacation and holidays, long-term disability, and other fringe benefits and entitled to reimbursement for all reasonable and necessary business expenses. Mr. McKinnon agreed to non-compete and non-solicit terms under his agreement.

Taft Flittner

We entered into an employment agreement with Taft Flittner on January 1, 2023, pursuant to which we employ Mr. Flittner as President. The agreement replaced the previous employment agreement Mr. Flittner had with Safety Shot dated July 22, 2021. This agreement provides for an annual base salary of $100,000 and fifty thousand (50,000) ISO options to purchase shares of the Company’s Common Stock pursuant to the 2022 Equity Incentive Plan. The ISO options will vest in annually tranches and be fully vested two years from the date of the agreement. The option’s strike price will be the closing price on the date of issuance. Mr. Flittner shall receive an annual bonus(s’) based on a percentage of EBITDA, growth and other factors which will be determined by the Board.

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

Director Compensation

The following table sets forth the amounts paid to Directors during the years ended

December 31, 2024 and 2023.

Directors	2024	2023
Richard Miller	$25,000	$25,000
Douglas O. McKinnon	$25,000	$25,000
Christopher Marc Melton	$25,000	$25,000
Gary Herman	$25,000	$25,000
Hans Haywood	$25,000	$25,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table as of March 31, 2025 sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group beneficially owning more than 5% of any class of voting securities; (ii) our directors; (iii) each of our named executive officers; and (iv) all executive officers and directors as a group as of March 31, 2025. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated, the address of all listed stockholders is c/o SRM Entertainment, Inc., 941 W Morse Blvd., Suite 100, Winter Park, FL 32789.

	Shares of	% of Shares of
	Common Stock	Common Stock
	Beneficially	Beneficially
Name of Beneficial Owner	Owned	Owned
Directors and Officers:

Richard Miller (1)	900,000	3.3%
Chief Executive Officer and Director

Douglas McKinnon (2)	436,388	1.3%
Chief Financial Officer and Director

Taft Flitner (3)	450,000	1.7%
President

Deborah McDaniel-Hand (4)	300,000	1.1%
Vice President of Production, Development and Operations

Gary Herman (5)	70,000	*
Director

Hans Haywood (5)	70,000	*
Director

Christopher Melton (5)	70,000	*
Director

Officers and Directors, as a group (7 persons)	2,296,388	7.4%

Safety Shot, Inc.	2,347,142	12.9%

Jordan Schur	1,750,000	9.6%

* Less than 1% ownership

(1)	Includes 300,000 shares issuable upon exercise of options.

(2)	Includes 200,000 shares issuable upon exercise of options.

(3)	Includes 150,000 shares issuable upon exercise of options.

(4)	Includes 100,000 shares issuable upon exercise of options.

(5)	Includes 70,000 shares issuable upon exercise of options.

Securities Authorized for Issuance under Equity Compensation Plans

On March 21, 2023, our Board of Directors and majority shareholders, respectively, approved the SRM Entertainment, Inc. 2023 Equity Incentive Plan (the “2023 Plan”), to be administered by our Compensation Committee. Pursuant to the 2023 Plan, we are authorized to grant options and other equity awards to officers, directors, employees and consultants. The purchase price of each share of common stock purchasable under an award issued pursuant to the 2023 Plan, shall be determined by our Compensation Committee, in its sole discretion, at the time of grant, but shall not be less than 100% of the fair market of such share of common stock on the date the award is granted, subject to adjustment. Our Compensation Committee shall also have sole authority to set the terms of all awards at the time of grant. Pursuant to the 2023 Plan, a maximum of 1,500,000 shares of our common stock shall be set aside and reserved for issuance, subject to adjustments as may be required in accordance with the terms of the 2023 Plan. During the year ended December 31, 2024, the Company granted a total of 995,000 options to officers, directors and employees of the Company and 50,000 options to a consultant under the 2023 Plan.

At the annual meeting held on December 4, 2024, the stockholders approved the Company’s 2024 Equity Incentive Plan (the “2024 Plan”), to be administered by our Compensation Committee. Pursuant to the 2024 Plan, we are authorized to grant options and other equity awards to officers, directors, employees and consultants. The purchase price of each share of common stock purchasable under an award issued pursuant to the 2024 Equity Plan, shall be determined by our Compensation Committee, in its sole discretion, at the time of grant, but shall not be less than 100% of the fair market of such share of common stock on the date the award is granted, subject to adjustment. Our Compensation Committee shall also have sole authority to set the terms of all awards at the time of grant. Pursuant to the 2024 Plan, a maximum of 2,250,000 shares of our common stock shall be set aside and reserved for issuance, subject to adjustments as may be required in accordance with the terms of the 2024 Plan. At December 31, 2024 no options or other equity awards had been granted under the 2024 Plan.

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

Since the beginning of fiscal year 2024, the Company did not have any transactions to which it has been a participant that involved amounts that exceeded or will exceed the lesser of (i) $120,000 or (ii) one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any of the Company’s directors, executive officers or any other “related person” as defined in Item 404(a) of Regulation S-K had or will have a direct or indirect material interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees totalling $68,274 and $65,000 were paid to M&K CPAS during the year ended December 31, 2024 and 2023, respectively.

No other fees were paid to M&K CPAS.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Articles of Incorporation of SRM Entertainment, Inc.	S-1	3.1	05/26/2023
3.2	Bylaws of SRM Entertainment, Inc.	S-1	3.2	05/26/2023
3.3	Amendment to the Bylaws of SRM Entertainment, Inc.	S-1	3.3	05/26/2023
4.1	Description of Securities				X
4.2	Form of Common Stock Certificate of SRM Entertainment, Inc.	S-1	4.1	05/26/2023
4.3	Form of Representative’s Warrant	S-1	4.2	07/28/2023
4.4	Secured Promissory Note, issued September 3, 2024	8-K	4.1	09/06/2024
4.5	Form of Pre-Funded Warrant	8-K	4.1	12/06/2024
10.1	Share Exchange Agreement between Jupiter Wellness, Inc. and SRM Entertainment, Inc. dated December 9, 2022	S-1	10.1	05/26/2023
10.2	Employment Agreement between SRM Entertainment, Inc. and Richard Miller dated January 1, 2023†	S-1	10.2	05/26/2023
10.3	Employment Agreement between SRM Entertainment, Inc. and Taft Flittner dated January 1, 2023†	S-1	10.3	05/26/2023
10.4	Employment Agreement between SRM Entertainment, Inc. and Deborah McDaniel-Hand dated January 1, 2023†	S-1	10.4	05/26/2023
10.5	License Agreement between SRM Entertainment, Inc. and LAFIG Belgium s.a. dated July 28, 2022	S-1	10.5	05/26/2023
10.6	License Agreement between SRM Entertainment, Inc. and Zoonicorn, LLC dated July 17, 2022	S-1	10.6	05/26/2023
10.7	License Agreement between SRM Entertainment, Inc., Taylored Concepts, LLC and ProToyTypes, LLC dated September 1, 2021	S-1	10.7	05/26/2023
10.8	Addendum to License Agreement between SRM Entertainment, Inc., Taylored Concepts, LLC and ProToyTypes, LLC dated June 18, 2022	S-1	10.8	05/26/2023
10.9	2023 Equity Incentive Plan†	S-1	10.9	05/26/2023
10.10	Amended and Restated Exchange Agreement between Jupiter Wellness, Inc. and SRM Entertainment, Inc. dated May 26, 2023	S-1	10.10	05/26/2023
10.11	Employment Agreement between Jupiter Wellness, Inc., formerly known as CBD Brands, Inc., and Douglas O. McKinnon dated August 5, 2019†	S-1	10.11	07/18/2023
10.12	Assignment and Assumption Agreement dated August 3, 2023, between Jupiter Wellness, Inc. and SRM Entertainment, Inc.	8-K	10.1	08/16/2023
10.13	Asset Purchase Agreement, dated September 3, 2024, by and between SRM Entertainment, Inc. and Suretone Entertainment, Inc.	8-K	10.1	09/06/2024
10.14	Employment Agreement, dated September 10, 2024, by and between SRM Entertainment, Inc. and Richard Miller†	8-K	10.1	09/13/2024
10.15	Form of Securities Purchase Agreement by and between SRM Entertainment, Inc. and the Investors	8-K	10.1	10/22/2024
10.16	Form of Securities Purchase Agreement dated as of December 5, 2024	8-K	10.1	12/06/2024
10.17	Placement Agency Agreement dated December 5, 2024, by and between SRM Entertainment, Inc. and D. Boral Capital LLC	8-K	10.2	12/06/2024
10.18	SRM Entertainment, Inc.’s 2024 Equity Incentive Plan†	8-K	10.1	12/10/2024
10.19	Employment Agreement, dated January 22, 2025, by and between SRM Entertainment, Inc. and Douglas McKinnon†	8-K	10.1	01/28/2025
14.1	Code of Business Conduct and Ethics	10-K	14.1	04/01/2024
19.1	Insider Trading Policy				X
21.1	List of Subsidiaries	S-1	21.1	05/26/2023
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 #				X
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 #				X
97.1	SRM Entertainment, Inc. Compensation Recovery Policy	10-K	97.1	04/01/2024
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document Inline				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document.				X

†	Management or compensatory plan or arrangement.
#	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the day of March 31, 2025.

SRM Entertainment Inc.

By:	/s/ Richard Miller

Richard Miller

Chief Executive Officer and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard Miller	Director and Chief Executive Officer (principal executive officer)	March 31, 2025
Richard Miller

/s/ Douglas McKinnon	Director and Chief Financial Officer (principal financial and accounting officer)	March 31, 2025
Douglas McKinnon

/s/ Gary Herman	Director	March 31, 2025
Gary Herman

/s/ Hans Haywood	Director	March 31, 2025
Hans Haywood

/s/ Christopher Melton	Director	March 31, 2025
Christopher Melton

SRM ENTERTAINMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SRM Entertainment, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SRM Entertainment, Inc. (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, statement of changes in shareholders’ deficit, and cash flows for the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its consolidated operations and its cash flows for the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Note 1 to the financial statements, the Company has suffered net losses from operations in current and prior periods and the Company has incurred and expects to continue to incur significant costs in pursuit of its expansion and development plans, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Woodlands, Texas

March 31, 2025

SRM Entertainment, Inc

Consolidated Balance Sheets

As of December 31, 2024 and 2023

	December 31,
	2024	2023

Assets
Cash	$1,352,373	$2,980,741
Account receivable	794,158	707,035
Inventory	783,800	307,005
Prepaid expenses and deposits	488,746	468,687
Other current assets	43,380	34,144
Total current assets	3,462,457	4,497,612

Intangible assets (net of amortization) – Related Party	2,796,567	-
Fixed assets, net of depreciation	48,279	45,462
Total assets	$6,307,303	$4,543,074

Liabilities
Accounts Payable	$263,993	$126,451
Accrued and other liabilities	252,359	292,425
Secured loan from Related Party	500,000	-
Total liabilities	1,016,352	418,876

Shareholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized of which none are issued
Common stock, $0.0001 par value, 100,000,000 shares authorized 15,956,977 and 9,765,000 issued and outstanding at December 31, 2024 and 2023, respectively	1,596	977
Additional paid-in capital	10,195,598	4,805,117
Accumulated earnings (deficit)	(5,697,241)	(1,357,896)
Common Stock Payable	790,998	676,000
Total Shareholders’ Equity (Deficit)	5,290,951	4,124,198

Total Liabilities and Shareholders’ Equity (Deficit)	$6,307,303	$4,543,074

The accompanying notes are an integral part of these financial statements.

SRM Entertainment, Inc.

Consolidated Statement of Operations

For the Year Ended December 31, 2024 and 2023

	December 31,
	2024	2023
Revenue
Sales	$4,311,382	$5,760,533
Cost of Sales	3,456,151	4,443,083
Gross profit	855,231	1,317,450

Operating expense
General and administrative expenses	5,190,028	3,354,382
Operating loss	(4,334,797)	(2,036,932)

Other income / (expense)
Interest income	27,621	38,920
Interest expense	(32,169)	(55,847)

Total other income (expense)	(4,548)	(16,927)

Net (loss)	$(4,339,345)	$(2,053,859)

Net (loss) per share:
Basic	$(0.37)	$(0.27)

Weighted average number of shares
Basic	11,623,191	7,688,523

The accompanying notes are an integral part of these financial statements.

SRM Entertainment, Inc.

Consolidated Statement of Changes in Shareholders’ Deficit

For the Years Ended December 31, 2024 and 2023

	Common Stock			Additional Paid-In	Retained
	Shares	Amount	Payable	Capital	Earnings	Total
Balance, December 31, 2022	6,500,000	$650	$-	$(699,207)	$695,963	$(2,594)

Shares issued for services	315,500	32	-	612,768	-	612,800

Shares to be issued for services	-	-	676,000		-	676,000

Fair value of Director options granted	-	-	-	73,702	-	73,702

Net proceeds from public offering	1,250,000	125	-	5,168,325	-	5,168,450

Acquisition of SRM Entertainment Inc (Nevada)	1,700,000	170	-	(350,471)	-	(350,471)

Net loss	-	-	-	-	(2,053,859)	(2,053,859)

Balance December 31, 2023	9,765,500	$977	$676,000	$4,805,117	$(1,357,896)	$4,124,198

Shares issued under S-3 Registration Statement	3,291,477	329	452,748	2,048,178	-	2,501,255

Shares payable for Services	-	-	16,250	-	-	16,250

Shares issued for Services	1,200,000	120	-	1,260,880	-	1,261,000

Shares issued for common stock payable	200,000	20	(354,000)	353,980	-	-

Fair value of Options granted	-	-	-	584,593	-	584,593

Shares issued for Asset purchase from a related party	1,500,000	150	-	1,142,850	-	1,143,000

Net loss	-	-	-	-	(4,339,345)	(4,339,345)

Balance, December 31, 2024	15,956,977	$1,596	$790,998	$10,195,598	$(5,697,241)	$5,290,951

The accompanying notes are an integral part of these financial statements.

S.R.M. Entertainment Inc.

Consolidated Statement of Cash Flows

For the Years Ended December 31, 2024 and 2023

	December 31
	2024	2023
Cash flows from operating activities:
Net (loss)	$(4,339,345)	$(2,053,859)
Adjustment to reconcile net loss to operating activities
Stock based compensation	1,277,250	1,288,800
Fair value of Officer, Director and Employee options	584,593	73,702
Depreciation and amortization	116,880	6,651
Changes in operating assets and liabilities:
Accounts receivable	(87,123)	(85,945)
Inventory	(476,795)	(16,805)
Prepaid expenses	(20,059)	161,210
Accounts payable	137,542	(252,353)
Accrued expenses	(40,066)	78,037
Other assets	(9,236)	33,685
Net cash provided by (used in) operating activities	(2,856,359)	(766,877)

Cash flows from investing activities:
Cash paid for fixed assets	(23,264)	(42,780)
Acquisition of SRM Entertainment, Inc. (Nevada)	-	(350,176)
Cash paid on intangible asset purchase from a related party	(250,000)
Cash (used in) investing activities	(273,264)	(392,956)

Financing activities:
Net cash received from initial IPO	-	5,168,325
Loans to affiliates	-	7,699
Net cash received from S-3 Offering	2,501,255	-
Cash payment on a promissory note issued in connection with an intangible asset purchase from a related party	(1,000,000)	(1,488,966)
Cash provided by (used in) financing activities	1,501,255	3,687,058

Net increase (decrease) in cash and cash equivalents	(1,628,368)	2,527,225

Cash and cash equivalents at the beginning of the period	2,980,741	453,516

Cash and cash equivalents at the end of the period	$1,352,373	$2,980,741

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$55,847
Cash paid for income taxes	$-	$-
NON-CASH TRANSACTIONS
Promissory Note issued in connection with an intangible asset purchased from a related party	$1,500,000	$-
Common stock issued for intangible assets	$1,143,000	$-

The accompanying notes are an integral part of these financial statements.

SRM Entertainment, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2024 and 2023

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

On December 9, 2022, we entered into a stock exchange agreement (the “Exchange Agreement”) with Jupiter Wellness, Inc. (“Jupiter”) to govern the separation of our business from Jupiter. On May 26, 2023, we amended and restated the Exchange Agreement (the “Share Exchange”) to include additional information regarding the distribution and the separation of our business from Jupiter. The separation as set forth in the Share Exchange with Jupiter closed August 14, 2023. Pursuant to the Share Exchange, on May 31, 2023, we issued 6,500,000 shares of our Common Stock to Jupiter (the “Issue Share”) in exchange for 2 ordinary shares of SRM Ltd (representing all of the issued and outstanding ordinary shares of SRM Ltd). Jupiter divided 2,000,000 of the Issue Shares to Jupiter’s shareholders. At December 31, 2024, Jupiter held 2,613,342 shares of the company’s common stock. Subsequent to the separation, Jupiter changed its name to Safety Shot, Inc.

The Company’s principal business is the design, manufacture, and sale of toys to premier theme parks.

Going Concern Consideration

As of December 31, 2024 and 2023, the Company had accumulated deficits of $5,697,241 and $1,357,896, respectively and cash flow used in operations of $2,856,359 and $766,877 for the years ended December 31, 2024 and 2023. The Company has incurred and expects to continue to incur significant costs in pursuit of its expansion and development plans. At December 31, 2024 and 2023, the Company had $1,352,373 and $2,980,741, respectively, in cash and working capital of $ 2,446,105 and $ 4,078,736, respectively. These conditions have raised doubt about the Company’s ability to continue as a going concern as noted by our auditors, M&K CPAS, PLLC.

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

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, enhancing segment reporting requirements under ASC 280. This ASU aims to provide investors with more detailed information about a public entity’s reportable segments, including those with a single reportable segment. The Key Provisions include:

1. Enhanced Expense Disclosures: Public entities must now disclose significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included in each reported measure of segment profit or loss.

2. Disclosure of Other Segment Items: Entities are required to disclose an amount for “other segment items” by reportable segment, representing the difference between reported segment revenues and the sum of significant segment expenses and the reported measure of segment profit or loss. A qualitative description of the composition of these other segment items is also required.

3. Interim Reporting Requirements: All annual disclosures about a reportable segment’s profit or loss and assets, including the new disclosures introduced by ASU 2023-07, must now be provided in interim periods as well.

4. Single Reportable Segment Entities: Public entities with a single reportable segment are explicitly required to provide all segment disclosures mandated by ASC 280, including those introduced by ASU 2023-07. This clarification ensures that users receive comprehensive information about the entity’s operations and performance.

5. Disclosure of CODM Information: Entities must disclose the title and position of the CODM and explain how the CODM uses the reported measure(s) of segment profit or loss in assessing performance and allocating resources.

These amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted the ASU for the year ended December 31, 2024.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of December 31, 2024 and 2023.

Accounts Receivable and Credit Risk

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. For the years ended December 31, 2024 and 2023, the Company did not recognize any allowance for doubtful collections

Inventory

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

	For the Years Ended December 31,
	2024	2023
Numerator
Net income (loss)	$(4,339,345)	$(2,053,859)

Denominator:
Denominator for basic earnings per share - Weighted- average common issued and outstanding during the period	11,623,191	7,688,523
Denominator for diluted earnings per share	11,623,191	7,688,523

Basic (loss) per share	$(0.37)	$(0.27)
Diluted (loss) per share	$(0.37)	$(0.27)

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

Foreign Currency Translation

Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the period. Equity accounts are translated at historical exchange rates. Gains and losses from foreign currency transactions and translation for the years ended December 31, 2024 and 2023 and the cumulative translation gains and losses as of December 31, 2024 and 2023 were not material.

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

The Company’s deferred tax asset at December 31, 2024 and 2023 consist of net operating loss carry forwards calculated using effective tax rates (16.5%) equating to approximately $1,377,232 and $497,655, respectively, less a valuation allowance in the amount of approximately $1,377,232 and $497,655. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance in the years ended December 31, 2024 and 2023.

Segment Reporting

The Company operates as a single reportable segment. The Chief Operating Decision Maker (CODM) (our CEO, Richard Miller) reviews the financial performance of the company on a consolidated basis and makes decisions regarding resource allocation at that level. The CODM has determined that all of the revenue, costs and expenses are attributable to the Company’s principal business with the exception of certain general and administrative expenses related to being a public company. As a result, the company has determined that it operates in a single operating segment in accordance with Accounting Standards Codification (ASC) 280, Segment Reporting. The Company’s principal business is the design, manufacture, and sale of toys to premier theme parks. Revenues from external customers are derived from e-commerce, distributors, and direct to retail consumers.

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

Note 3 – Inventory

On December 31, 2024 and 2023, the Company had inventory of finished goods of $783,800 and $307,005, respectively.

Note 4 - Accounts Receivable

At December 31, 2024 and 2023, the Company had accounts receivable of $794,158 and $707,035, respectively.

Note 5 - Prepaid Expenses and Deposits

At December 31, 2024, the Company had prepaid expenses and deposits of $488,746, consisting of deposits on orders of $ 396,489, prepaid insurance of $33,382 and other prepaid expenses of $58,875. At December 31, 2023, the Company had prepaid expenses and deposits of $468,687, consisting of deposits on orders of $376,636, prepaid insurance of $33,929 and other prepaid expenses of $58,122

Note 6 – Fixed Assets and Other Assets

At December 31, 2024 and 2023, the Company had fixed assets totaling $48,279 and $45,462, net of depreciation of $29,431 and $8,984, respectively as follows:

	2024	2023
Asset
Molds & tooling	$56,425	$43,161
Computer equipment and software	21,285	11,285
	77,710	54,446
Accumulated depreciation	(29,431)	(8,984)
Total assets, net of depreciation	$48,279	$45,462

At December 31, 2024 and 2023 other assets consisting of non-depreciable molds totaled $43,380 and $34,144, respectively.

Note 7 – Intangible Assets and Secured Note – Related Party

On September 3, 2024, the Company entered into an Asset Purchase Agreement with Suretone Entertainment, Inc. (“Suretone” or “Seller”) pursuant to which the Company agreed to acquire the movie titled “The Kid” (directed by Vincent D’Onofrio and starring Ethan Hawke and Shris Pratt) and certain other assets (the “Assets”) related to “The Kid” from the Seller, for an aggregate purchase price of $2,893,000 (the “Purchase Price”). Jordan Schur, the owner and Chief Executive Officer of Suretone, is a board member and President of Safety Shot. Prior to the transaction, Safety Shot held 34.27% of the Company’s common stock.

In consideration for the purchased Assets, the Company paid the Purchase Price which consisted of: (i) payment of $250,000 in cash on September 3, 2024; (ii) issuance of 1,500,000 restricted shares of the Company’s common stock, par value $0.0001 per share (valued at $0.762 per share which, was the market per share value of the Company’s common stock); and (iii) issuance of a secured promissory note in the original amount of $1,500,000 (the “Secured Note”). The Secured Note’s term is one year with an interest rate of 8%. On October 21, 2024, the Company paid $500,000 and on December 13, 2024, the Company paid an additional $500,000 of the principal balance of the Secured Note leaving a principal balance of $500,000 at December 31, 2024. During 2024, the Company recorded $31,655 of interest expense. On January 2, 2025, the Company paid $250,000 of the principal leaving a balance of $250,000.

The Assets are being amortized over a ten-year period. Amortization expense totaled $96,433 for the year ended December 31, 2024.

Note 8 – Loans from Safety Shot and Secured Note

As of December 31, 2021, the Company had an outstanding unsecured, non-interest bearing loan balance of $1,502,621 to Safety Shot, Inc. (formerly known as Jupiter Wellness, Inc.), its Parent. On September 1, 2022, the loan was converted to a six percent (6%) interest-bearing promissory note (the “Note”) due on the earlier of: (i) September 30, 2023 or (ii) the date on which Maker consummates an initial public offering of its securities. During 2022, the Company paid $50,000 to Jupiter related to the Note consisting of $19,948 principal reduction and $30,052 interest, leaving a Note balance of $1,482,673 at December 31, 2022. The total balance of $1,538,520 ($1,482,673 Note and $55,847 interest) due Jupiter was paid from proceeds of the Company’s Initial Public Offering (“IPO”) on August 14, 2023 (see IPO included in Note 9 below).

Note 9 – Initial Public Offering

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

Note 10 - Capital Structure

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

Preferred Stock – The Company has 10,000,000 shares, $0.0001 par value, of Preferred Stock authorized of which none are issued

Common Stock – The Company has 100,000,000 shares of Common Stock, par value $0.0001 authorized. At December 31, 2024 and 2023, the Company had 15,956,977 and 9,765,000 shares, respectively, of its common stock issued and outstanding

At December 31, 2023, the Company had 9,765,000 shares of its common stock issued and outstanding, consisting of the following:

The Company issued 1,700,000 Founder shares at par value.

The Company issued 6,500,000 shares in connection with the Exchange Agreement described above.

The Company issued 1,250,000 shares in connection with its IPO as described above.

The Company entered into four Consulting Agreements (the “Agreements”) under the terms of which the Company issued 315,500 shares of its common stock valued at $612,800. The shares were valued at the market rate of the Company’s stock on the date of the Agreements.

At December 31, 2024, the Company had 15,956,977 shares of its common stock issued and outstanding. Shares issued during 2024 consisted of the following:

The Company issued 200,000 shares of the Common Stock Payable at December 31, 2024.

The Company entered into Consulting Agreements (the “Agreements”) with four consultants under the terms of which the Company issued 1,200,000 shares of its common stock valued at $1,261,000. The shares were valued at the market rate of the Company’s stock on the date of the Agreements.

The Company issued 1,500,000 shares in connection with the Asset purchase described above. The shares were valued at $1,143,000 which was the market rate of the Company’s stock on the date of the Agreement.

The Company issued a total of 3,291,477 shares in connection with the Company’s Form S-3 Registration Statement (the “Registration”). The shares were issued at a negotiated price which generated net proceeds to the Company of $2,501,255.

Common Stock Payable

During the year ended December 31, 2023, the Company entered into a Consulting Agreement that called for the issuance of 400,000 shares valued at $676,000. At December 31, 2023, these shares had not been issued and are included in Common Stock Payable. The shares were valued at the market rate of the Company’s stock on the date of the Agreements.

During the year ended December 31, 2024, the Company issued 200,000 shares of the Common Stock Payable at December 31, 2024 valued at $354,000. In connection with the sale of 1,580,000 shares under the Registration as described above, the purchaser pre-funded the purchase of 712,133 shares valued at $452,748. Additionally, the Company entered into a Consulting Agreement that called for the issuance of 25,000 shares valued at $16,250 (calculated using the market rate per share on date of the Agreement) which shares had not been issued at December 31, 2024.

Note 11 – Options

During the year ended December 31, 2024, the Company granted a total of 995,000 options to Officers, Directors and Employees with an exercise price of $1.21, a five-year term and are exercisable immediately. The Company recorded an expense of $573,548 in connection with these options. Additionally, the Company granted 50,000 options with an exercise price of $0.63 to a consultant, of which 25,000 are immediately vested and 25,000 are vested six months from the date of the agreement. The Company recorded an expense of $11,045 related to the vested options.

During the year ended December 31, 2023, the Company granted a total of 90,000 options to three of its Directors with an exercise price of $1.61 and a five-year term. The Company recorded an expense of $73,702 in connection with the Directors’ issuance.

The fair value of these options was measured using the Black-Scholes valuation model at the grant date. The table below sets forth the assumptions for Black-Scholes valuation model on the respective reporting date.

				Market
	Number			Price on
	of	Term	Exercise	Grant	Volatility	Fair
Reporting Date	Options	(Years)	Price	Date	Percentage	Value
10/24/2023	90,000	2.5	$1.61	$1.61	85.8%	$73,702
02/21/2024	995,000	2.5	$1.21	$1.21	62.6%	$573,548
12/31/2024	25,000	5	$0.63	$0.63	86.4%	$11,045

Note 12 - Commitments and Contingencies

Legal Proceedings

The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position, results of operations or liquidity.

Note 13 – Subsequent Events

On January 2, 2025, the Company paid $250,000 of the principal of the promissory note (see (note 7) leaving a balance of $250,000.

Subsequent to December 31, 2024, the Company issued 1,237,133 shares of its common stock as follows: (a) 712,133 shares in an offering pursuant to the Company’s S-3 Registration; (b) 25,000 shares related to a consulting agreement for services; and (c) 500,000 shares related to an investment.

The Company has analyzed its operations subsequent to December 31, 2024, to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

