Form 10-Q
period 2025-03-31
SRM Entertainment, Inc.
filed 2025-05-09
CIK 1956744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ______________

Commission File Number 001-41768

SRM ENTERTAINMENT, INC.

(Exact name of registrant as specified in charter)

Nevada	32-0686534
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

941 W. Morse Blvd. Suite 100
Winter Park, FL	32789
(Address of principal executive offices)	(Zip Code)

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

As of April 30, 2025, there were 17,243,610 shares of the registrant’s common stock outstanding.

FORM 10-Q TABLE OF CONTENTS

2

PART I - FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q includes the consolidated accounts of SRM Entertainment, Inc., a Nevada corporation and its subsidiaries. (“SRM”). References in this Report to “we”, “our”, “us” or the “Company” refer to SRM Entertainment, Inc. unless the context dictates otherwise.

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

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Quarterly Report on Form 10-Q, which attempts to advise interested parties of the risks and factors that may affect our businesses, financial condition, results of operations and prospects.

3

Item 1. Financial Statements

SRM Entertainment, Inc.

SRM Entertainment Inc.

Consolidated Balance Sheets

As of March 31, 2025 and December 31, 2024

	March 31,	December 31,
	2025	2024
	(Unaudited)	(Audited)

Assets
Cash	$895,930	$1,352,373
Account receivable	672,456	794,158
Inventory	956,034	783,800
Prepaid expenses and deposits	305,637	488,746
Investment in Gameverse Interactive Corp	190,500	-
Other current assets	10,030	43,380
Total current assets	3,030,587	3,462,457

Intangible assets (net of amortization) – Related Party	2,724,242	2,796,567
Fixed assets, net of depreciation	55,933	48,279
Total assets	$5,810,762	$6,307,303

Liabilities
Accounts Payable	$292,337	$263,993
Accrued and other liabilities	285,709	252,359
Secured loan from Related Party	250,000	500,000
Total Liabilities	828,046	1,016,352

Shareholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized of which none are issued
Common stock, $0.0001 par value, 100,000,000 shares authorized 17,243,610 and 15,956,977 issues and outstanding at March 31, 2025 and December 31, 2024, respectively	1,725	1,596
Additional paid-in capital	11,002,818	10,195,598
Accumulated earnings (deficit)	(6,343,827)	(5,697,241)
Common Stock Payable	322,000	790,998
Total Shareholders’ Equity (Deficit)	4,982,716	5,290,951

Total Liabilities and Shareholders’ Equity (Deficit)	$5,810,762	$6,307,303

The accompanying notes are an integral part of these unaudited financial statements.

SRM Entertainment, Inc.

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	2025	2024
Revenue
Sales	$1,089,634	$1,006,357
Cost of Sales	823,099	842,810
Gross profit	266,535	163,547

Operating expense
General and administrative expenses	913,910	1,878,553

Total operating expenses	913,910	1,878,553

Other income / (expense)
Interest income	6,295	5,002
Interest expense	(5,506)	-
Total other income (expense)	789	5,002)

Net income (loss)	$(646,586)	$(1,710,004)

Net income (loss) per share:
Basic	$(0.04)	$(0.17)
Fully diluted	$(0.04)	$(0.17)

Weighted average number of shares
Basic	17,227,999	10,043,522
Fully diluted	17,227,999	10,043,522

The accompanying notes are an integral part of these unaudited financial statements.

SRM Entertainment, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

For the Three Ended March 31, 2025 and 2024

			Common	Additional
	Common Stock		Stock	Paid-In	Accumulated
	Shares	Amount	Payable	Capital	Deficits	Total
Balance, December 31, 2023	9,765,500	$977	$676,000	$4,805,117	$(1,357,896)	$4,124,198
Stock issued from common stock payable	200,000	20	(354,000)	353,980	-	-
Stock issued for services	200,000	20	-	283,980	-	284,000
Fair value of options granted to Officers, Directors and Employees	-	-	-	573,548	-	573,548
Net loss for the three months ended March 31, 2025	-	-	-	-	(1,710,004)	(1,710,004)
Balance March 31, 2024	10,165,000	$1,017	$322,000	$6,016,625	$(3,067,900)	$3,271,742

			Common	Additional
	Common Stock		Stock	Paid-In	Accumulated
	Shares	Amount	Payable	Capital	Deficits	Total
Balance, December 31, 2024	15,956,477	$1,596	$790,998	10,195,598	$(5,697,241)	$5,290,951
Pre-funded warrants exercised and issued from common stock payable	712,133	71	(452,748)	452,748	-	71
Stock issued for investment in Gameverse Inc.	500,000	50	-	190,450	-	190,500
Stock issued for services	75,000	8	(16,250)	44,387	-	28,145
Fair value of Options granted to Directors	-	-	-	119,635	-	119,635
Net loss for the three months ended March 31, 2025	-	-	-	-	(646,586)	(646,586)
Balance March 31, 2025	17,243,610	$1,725	$322,000	$11,002,818	$(6,343,827)	$4,982,716

The accompanying notes are an integral part of these unaudited financial statements.

SRM Entertainment, Inc.

Condensed Consolidated Statement of Cash Flows

For the Three Months Ended March 31, 2025 and 2024

(unaudited)

	Three months ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net (loss)	$(646,586)	$(1,710,004)
Adjustment to reconcile net loss to operating activities
Stock based compensation	28,145	536,000
Fair value of Officer, Director and Employee options	119,635	486,455
Depreciation	64,671	2,888
Changes in operating assets and liabilities:
Accounts receivable	121,702	(128,264)
Inventory	(172,234)	(291,150)
Prepaid expenses	183,109	22,574
Accounts payable	28,344	(28,449)
Accrued expenses	33,350	(28,517)
Other assets	33,350	(31,900)

Net cash (used in) provided by operating activities	(206,514)	(1,170,367)

Cash flows from investing activities:	-	-

Financing activities:
Exercise of Pre-funded warrants	71	-
Payment on promissory note - related party	(250,000)	-
Cash flows from financing activities:	(249,929)	-

Net increase in cash and cash equivalents	(456,443)	(1,170,367)

Cash and cash equivalents at the beginning of the period	1,352,373	2,980,741

Cash and cash equivalents at the end of the period	$895,930	$1,810,374

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Shares issued for purchase of Gameverse shares	$190,500	$-
Stock issued from common stock payable	$468,998	$-

The accompanying notes are an integral part of these unaudited financial statements.

SRM Entertainment, Inc.

Notes to Financial Statements

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

Note 1 - Organization and Business Operations

SRM Entertainment, Inc. (“SRM Inc”) is a Nevada corporation, listed and traded on NASDAQ, headquartered in Florida and was incorporated on April 22, 2022. SRM. Entertainment Limited (“SRM Ltd”), a wholly-owned subsidiary, is a limited company incorporated in Hong Kong, on January 23, 1981. The combined SRM Inc and SRM Ltd are collectively referred to as the Company.

The Company’s principal business is the design, manufacture, and sale of toys to premier theme parks.

Going Concern Consideration

As of March 31, 2025, and December 31, 2024, the Company had accumulated deficits of $6,343,827 and $5,697,241, respectively and cash flow used in operations of $206,514 and $2,856,359, respectively for the three months ended March 31, 2025, and year ended December 31, 2024. The Company has incurred and expects to continue to incur significant costs in pursuit of its expansion and development plans. At March 31, 2025, and December 31, 2024, the Company had $895,930 and $1,352,373, respectively, in cash and working capital of $2,202,541 and $2,446,105 respectively. These conditions have raised doubt about the Company’s ability to continue as a going concern as noted by our auditors, M&K CPAS, PLLC.

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

Recent Issued Accounting Pronouncements

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

3. Disclosure of Other Segment Items: Entities are required to disclose an amount for “other segment items” by reportable segment, representing the difference between reported segment revenues and the sum of significant segment expenses and the reported measure of segment profit or loss. A qualitative description of the composition of these other segment items is also required.Interim Reporting Requirements: All annual disclosures about a reportable segment’s profit or loss and assets, including the new disclosures introduced by ASU 2023-07, must now be provided in interim periods as well.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of March 31, 2025 and December 31, 2024.

Accounts Receivable and Credit Risk

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. For the three months ended March 31, 2025 and year ended December 31, 2024, the Company did not recognize any allowance for doubtful collections

Inventory

Inventories will be stated at the lower of cost or market. The Company will periodically review the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. Inventory is based upon the average cost method of accounting.

Investments in Non-Marketable Equity Securities

Investments in non-marketable equity investments, including private company investments acquired through private placements, are accounted for using the alternative measurement under ASC 321. Under this method, investments are carried at cost, less any impairment, and adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company assesses non-marketable equity investments for impairment when events or changes in circumstances indicate that the investment may be impaired. If the fair value of the investment is less than its carrying amount, an impairment loss is recognized in earnings.

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

	For the Three Months Ended
	March 31,
	2025	2024
Numerator:
Net (loss)	$(646,586)	$(1,710,004)

Denominator:
Denominator for basic earnings per share - Weighted-average of shares of Common Stock issued and outstanding during the period	17,227,999	10,043,522
Denominator for diluted earnings per share	17,227,999	10,043,522
Basic (loss) per share	$(0.04)	$(0.17)
Diluted (loss) per share	$(0.04)	$(0.17)

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

Foreign Currency Translation

Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the period. Equity accounts are translated at historical exchange rates. Gains and losses from foreign currency transactions and translation for the three months ended March 31, 2025 and the year ended December 31, 2024 and the cumulative translation gains and losses as of March 31, 2025 and December 31 2024 were not material.

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

Note 3 – Inventory

At March 31, 2025 and December 31, 2024, the Company had inventory of finished goods of $ 956,034 and $ 783,800, respectively.

Note 4 - Accounts Receivable

At March 31, 2025 and December 31, 2024, the Company had accounts receivable of $ 672,456 and $ 794,158, respectively

Note 5 – Prepaid Expenses

At March 31, 2025, the Company had a total of $ 305,637 in prepaid expenses, consisting of deposits on orders of $203,663 , prepaid insurance of $13,353 and other expenses of $ 88,621. The balance of prepaid expenses at December 31, 2024 was $488,746 consisting of deposits on orders of $396,489, prepaid insurance of $33,382 and other prepaid expenses of $58,875.

Note 6 - Investment in Gameverse Interactive Corp

On January 24, 2025, the Company entered into a Securities Purchase Agreement with Gameverse Interactive Corp, a video game developer (“Gameverse”) under the terms of which, the Company exchanged 500,000 shares of its restricted common stock for 132,000 shares of restricted common stock of Gameverse. The fair value of $190,500 was determined using the closing price of the Company’ common stock on the date of the agreement.

Note 7 – Fixed Assets and Other Assets

At March 31, 2025 and December 31, 2024, the Company had fixed assets totaling $55,933 and $48,279, net of accumulated depreciation of $38,677 and $29,431, respectively, as follows:

	March 31,	December 31,
	2025	2024
Asset
Tooling and Molds	$73,325	$56,425
Computer equipment and software	21,285	21,285
	94,610	77,710
Accumulated depreciation	(38,677)	(29,431)
	$55,933	$48,279

At March 31, 2025, and December 31, 2024 other assets consisting primarily of non-depreciable molds totaled $10,030 and $43,380, respectively.

Note 8 – Intangible Assets and Secured Note – Related Party

On September 3, 2024, the Company entered into an Asset Purchase Agreement with Suretone Entertainment, Inc. (“Suretone” or “Seller”) pursuant to which the Company agreed to acquire the 2019 movie titled “The Kid” (directed by Vincent D’Onofrio and starring Ethan Hawke and Chris Pratt) and certain other assets (the “Assets”) related to “The Kid” from the Seller, for an aggregate purchase price of $2,893,000 (the “Purchase Price”). Jordan Schur, the owner and Chief Executive Officer of Suretone, is a board member and President of Safety Shot. At March 31, 2025, Safety Shot held 13.6% of the Company’s common stock.

In consideration for the purchased Assets, the Company paid the Purchase Price which consisted of: (i) payment of $250,000 in cash on September 3, 2024; (ii) issuance of 1,500,000 restricted shares of the Company’s common stock, par value $0.0001 per share (valued at $0.762 per share which, was the market per share value of the Company’s common stock); and (iii) issuance of a secured promissory note in the original amount of $1,500,000 (the “Secured Note”). The Secured Note’s term is one year with an interest rate of 8%. On October 21, 2024, the Company paid $500,000 and on December 13, 2024, the Company paid an additional $500,000 of the principal balance of the Secured Note leaving a principal balance of $500,000 at December 31, 2024. On January 2, 2025, the Company paid $250,000 of the principal leaving a balance of $250,000 leaving a balance of $250,000 at March 31, 2025. During the three months ended March 31, 2025 and year ended December 31, 2024, the Company recorded interest expense of $5,111 and $31,655, respectively.

The Assets are being amortized over a ten-year period. Amortization expense totaled $72,325 and $96,433, respectively, for the three months ended March 31, 2025 and year ended December 31, 2024.

Note 9 - Capital Structure

Preferred Stock – The Company has 10,000,000 shares, $0.0001 par value of Preferred Stock authorized of which none are issued

Common Stock – The Company has 100,000,000 shares of Common Stock, par value $0.0001 authorized. At March 31, 2025 and December 31, 2024, the Company had 17,243,610 and 15,956,977 shares, respectively, of its common stock issued and outstanding

At December 31, 2024, the Company had 15,956,977 shares of its common stock issued and outstanding. Shares issued during 2024 consisted of the following:

The Company issued 200,000 shares of the Common Stock Payable at December 31, 2023.

The Company entered into Consulting Agreements (the “Agreements”) with four consultants under the terms of which the Company issued 1,200,000 shares of its common stock valued at $1,261,000. The shares were valued at the market rate of the Company’s stock on the date of the Agreements.

The Company issued 1,500,000 shares of its common stock in connection with the Asset purchase described above. The shares were valued at $1,143,000 which was the market rate of the Company’s stock on the date of the Agreement.

The Company issued a total of 3,291,477 shares of its common stock in connection with the Company’s Form S-3 Registration Statement (the “Registration”). The shares were issued at a negotiated price which generated net proceeds to the Company of $2,501,255.

At March 31, 2025, the Company had 17,243,610 shares of its common stock issued and outstanding. Shares issued during the three months ended March 31, 2025 consisted of the following:

The Company issued 712,133 shares of its common stock valued at $452,748 upon conversion of 712,133 pre-funded warrants which were included in Common Stock Payable at December 31, 2024.

The Company issued 25,000 shares of its common stock valued at $16,250 (market price at date of the agreement) in connection with a Consulting Agreement which was included in Common Stock Payable at December 31, 2024.

The Company issued 500,000 shares of its common stock in connection with a Stock Purchase Agreement with Gameverse, Interactive Corp, 1000 S. Pine Island Suite 210 (“Gameverse”), valued at $190,500 (SRM market price at date of purchase) under which the Company received 132,000 share of common stock of Gameverse.

The Company entered into a Consulting Agreement (the “Agreements”) under the terms of which the Company issued 50,000 shares of its common stock valued at $28,145. The shares were valued at the market rate of the Company’s stock on the date of the Agreement.

Common Stock Payable

At December 31, 2023, the Company had $676,000 of Common Stock Payable.

During the year ended December 31, 2024, the Company issued 200,000 shares of the Common Stock Payable valued at $354,000.

In connection with the sale of 1,580,000 shares of its common stock under the Registration as described above, the purchaser pre-funded the purchase of 712,133 warrants convertible into common stock shares valued at $452,748 which is included in Common Stock Payable.

Additionally, the Company entered into a Consulting Agreement that called for the issuance of 25,000 shares valued at $16,250 (calculated using the market rate per share on date of the Agreement) which shares had not been issued at December 31, 2024.

The balance of Common Stock Payable at December 31, 2024 was $790,998.

During the three months ended March 31, 2025, the Holder of the pre-funded warrants described above, converted the warrants into shares of the Company’s common stock valued at $452,748.

Additionally, the 25,000 shares under the Consulting Agreement were issued which were valued at $16,250. At March 31, 2025 there was a balance of $322,000 in Common Stock Payable.

Note 10 – Options

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

During the three months ended March 31, 2025, the Company granted a total of 375,000 options to the Directors with an exercise price of $0.68, a five-year term and are exercisable immediately. The Company recorded an expense of $ 119,635 in connection with these options.

The fair value of these options was measured using the Black-Scholes valuation model at the grant date. The table below sets forth the assumptions for Black-Scholes valuation model on the respective reporting date.

				Market
	Number			Price on
	of	Term	Exercise	Grant	Volatility	Fair
Reporting Date	Options	(Years)	Price	Date	Percentage	Value
02/21/2024	995,000	2.5	$1.21	$1.21	62.6%	$573,548
12/31/2024	25,000	5	$0.63	$0.63	86.4%	$11,045
01/07/2025	375,000	2.5	$0.68	$0.68	75.0%	$119,635

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

Note 12 – Subsequent Events

The Company evaluated subsequent events through the date of this filing and has had no material events subsequent to March 31, 2025.

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

General Overview

SRM Entertainment, Inc. (“SRM Inc”) is a Nevada corporation, listed and traded on NASDAQ, headquartered in Florida and was incorporated on April 22, 2022. SRM. Entertainment Limited (“SRM Ltd”), a wholly-owned subsidiary, is a limited company incorporated in Hong Kong, on January 23, 1981. The combined SRM Inc and SRM Ltd are collectively referred to as the Company.

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

Recent Developments

CEO and CFO Employment Agreements

On September 10, 2024, the Compensation Committee of the Board reviewed and recommended approval that the Company enter into a new Employment Agreement (the “CEO Employment Agreement”) with Richard Miller as Chief Executive Officer (the “CEO”). Following approval from the Compensation Committee and the Board, the Company entered into the CEO Employment Agreement effective January 1, 2024 (the “Effective Date”), which cancels and supersedes Mr. Miller’s previous employment agreement with the Company as of the Effective Date. The CEO Employment Agreement is for an initial term of 3 years from the date thereof and automatically renews for successive 1-year periods. Pursuant to the CEO Employment Agreement, the Company will compensate Mr. Miller with a base salary of $225,000. Thereafter, his base salary shall increase at the rate of at least ten percent (10%) on January 1 of each following year.

On January 13, 2025, the Compensation Committee of the Board of Directors (the “Board”) of the Company reviewed and recommended approval that the Company enter into a new Employment Agreement (the “CFO Employment Agreement”) with Douglas McKinnon as Chief Financial Officer (the “CFO”). Following approval from the Compensation Committee and the Board, the Company entered into the CFO Employment Agreement on January 22, 2025 with an effective date of January 1, 2024, which cancels and supersedes Mr. McKinnon’s previous employment agreement with the Company as of the Effective Date. The CFO Employment Agreement is for an initial term of 3 years from the date thereof and automatically renews for successive 1-year periods. Pursuant to the Employment Agreement, the Company will compensate Mr. McKinnon with a base salary of $215,000. Thereafter, his base salary shall increase at the rate of at least ten percent (10%) on January 1 of each following year.

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

Significant Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements for the three months ended March 31, 2025 and 2024 and audited financial statements for the year ended December 31, 2024, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and the rules and regulations of the Securities and Exchange Commission. The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of March 31, 2025 or December 31, 2024.

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

	Three Months Ended
	March 31,
	2025	2024
Numerator:
Net (loss)	$(646,586)	$(1,710,004)

Denominator:
Denominator for basic earnings per share - Weighted-average of shares of Common Stock issued and outstanding during the period	17,227,999	10,043,522
Denominator for diluted earnings per share	17,227,999	10,043,522
Basic (loss) per share	$(0.04)	$(0.17)
Diluted (loss) per share	$(0.04)	$(0.17)

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

The Company’s deferred tax asset at March 31, 2025 and December 31, 2024 consisted of net operating loss carry forwards calculated using effective tax rates (20.6% average of China and US rates) equating to approximately $1,504,698 and $1,377,232 respectively, less a valuation allowance in the amount of approximately $1,504,698 fully offset by a valuation allowance in the three months ended March 31, 2025 and years ended December 31, 2024.

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

The company evaluated issued pronouncements and did not identify any additional recent pronouncements that apply to the company.

Results of Operations

For the three months ended March 31, 2025 and 2024

The following table provides selected financial data about us for the three months ended March 31, 2025 and 2024, respectively.

	Three Months ended March 31,
	2025	2024
Revenue
Sales	$1,089,634	$1,006,357
Cost of Sales	823,099	842,810
Gross profit	266,535	163,547

Operating (expense)	(913,910)	(1,878,553)

Total other income	789	5,002

Net income (loss)	$(646,586)	$(1,710,004)

Revenues and Cost of Sales

We generated $1,089,634 in revenues for the three months ended March 31, 2025 compared to $1,006,357 revenues for the three months ended March 31, 2024. The increase is primarily due to the expansion of a major theme park opening in Orlando in 2025, Our business should benefit from the publicity and enthusiasm that typically surrounds new theme park openings. Additionally we have been able to increase our margins

Operating Expenses and Other Income (Expense)

Operating expenses for the three months ended March 31, 2025 and 2024 were $913,910 and $1,878,553, respectively. The operating expenses for the three months ended March 31, 2025, consisted of (i) marketing expense of $23,122, (ii) legal and professional fees of $198,070, (iii) amortization and depreciation of $81,571, (iv) rent and utilities of $20,323, (v) general and administrative expense of $443,044 and (vi) $147,780 of stock based compensation, versus the operating expenses for the three months ended March 31, 2024, consisting of (i) marketing expense of $20,403, (ii) legal and professional fees of $443,637, (iii) amortization and depreciation of $2,887, (iv) rent and utilities of $9,646, (v) general and administrative expense of $379,525 and (vi) $1,022,455 of stock based compensation.

The Company had interest income of $6,295 and interest expense of $5,506 (net $789) for the three months ended March 31, 2025 compared to $5,002 interest income for the three months ended March 31, 2024.

Income/Losses

Net losses were $646,586 and $1,710,004 for the three months March 31, 2025 and 2024.

Impact of Inflation

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiency.

Off Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “variable interest entities.”

Liquidity and Capital Resources

As of March 31, 2025, we had approximately $895,930 in cash and cash equivalents, a decrease of $456,443 from the $1,352,373 we had as of December 31, 2024. At March 31, 2025, we had approximately $2,202,541 in working capital, a decrease of $243.564 from the $2,446,105 we had at December 31, 2024.

Operating Activities:

Net cash used in our operating activities during the three months ended March 31, 2025 totaled $206,514 compared to $1,170,367 used during the three months ended March 31, 2025.

Financing Activities:

During the three months ended March 31, 2025, we paid $250,000 on a promissory note to a related party issued in connection with our purchase of the movie entitled “The Kid” leaving a balance of $250,000 at March 31, 2025, on the original principal of $1,500,000.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the three months ended March 31, 2025 and year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SRM Entertainment, Inc.

/s/ Richard Miller
Richard Miller
Dated: May 08, 2025	Chief Executive Officer (Principal Executive Officer)

