Form 10-Q
period 2025-06-30
Tron Inc.
filed 2025-08-08
CIK 1956744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ______________

Commission File Number 001-41768

TRON INC.

(Exact name of registrant as specified in charter)

Nevada	32-0686534
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

941 W. Morse Blvd. Suite 100
Winter Park, FL	32789
(Address of principal executive offices)	(Zip Code)

(407) 230-8100

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $.0001 par value per share	TRON	Nasdaq

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

As of August 7, 2025, there were 33,468,011 shares of the registrant’s common stock outstanding.

FORM 10-Q TABLE OF CONTENTS

2

PART I - FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q includes the consolidated accounts of Tron Inc. (formerly SRM Entertainment, Inc.), a Nevada corporation and its subsidiaries. References in this Report to “we”, “our”, “us” or the “Company” refer to Tron Inc. unless the context dictates otherwise.

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

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors” below, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We file reports with the Securities and Exchange Commission (“SEC”). The public can read and copy any materials we file with the SEC at the SEC’s website (www.sec.gov) which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

3

Item 1. Financial Statements

Tron Inc.

Tron Inc.

Consolidated Balance Sheets

As of June 30, 2025 and December 31, 2024

	June 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
Assets
Cash	$5,298,142	$1,352,373
Account receivable	637,013	794,158
Inventory	731,934	783,800
Prepaid expenses and deposits	318,669	488,746
Investment in Gameverse Interactive Corp	190,500	-
Other current assets	119,260	43,380
Total current assets	7,295,518	3,462,457

Intangible assets (net of amortization) – Related Party	2,651,915	2,796,567
Investment in digital assets – Related Party	102,198,840	-
Fixed assets, net of depreciation	50,288	48,279
Total assets	$112,196,561	$6,307,303

Liabilities
Accounts Payable	$423,942	$263,993
Accrued and other liabilities	327,634	252,359
Secured loan from Related Party	-	500,000
Total Liabilities	751,576	1,016,352

Shareholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized Preferred Stock Series A, no shares outstanding	-	-
Preferred Stock Series B, 100,000 shares outstanding	10	-
Common stock, $0.0001 par value, 100,000,000 shares authorized 27,425,983 and 15,956,977 issues and outstanding at June 30, 2025 and December 31, 2024, respectively	2,743	1,596
Additional paid-in capital	115,996,204	10,195,598
Accumulated earnings (deficit)	(4,875,972)	(5,697,241)
Common Stock Payable	322,000	790,998
Total Shareholders’ Equity (Deficit)	111,444,985	5,290,951
Total Liabilities and Shareholders’ Equity (Deficit)	$112,196,561	$6,307,303

The accompanying notes are an integral part of these unaudited financial statements.

Tron Inc.

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenue
Sales	$1,342,929	$1,507,927	$2,432,563	$2,514,284
Cost of Sales	1,050,726	1,183,261	1,873,825	2,026,071
Gross profit	292,203	324,666	558,738	488,213

Operating expense
General and administrative expenses	1,036,406	851,142	1,950,316	2,729,695

Total operating expenses	1,036,406	851,142	1,950,316	2,729,695
Operating loss	(744,203)	(526,476)	(1,391,578)	(2,241,482)

Other income / (expense)
Unrealized gain on digital asset investment	2,154,071	-	2,154,071
Unrealized Income from staking activities	44,769		44,769
Interest income	19,030	5,505	25,325	10,507
Interest expense	(5,812)	-	(11,318)	-
Total other income (expense)	2,212,058	5,505	2,212,847	10,507

Net income (loss)	$1,467,855	$(520,971)	$821,269	$(2,230,975)

Net (loss) per share:
Basic	$0.07	$(0.05)	$0.04	$(0.22)
Fully diluted	$0.01	$(0.05)	$0.00	$(0.22)

Weighted average number of shares
Basic	21,574,059	10,187,753	19,413,035	10,126,754
Fully diluted	224,099,059	10,187,753	221,938,035	10,126,754

The accompanying notes are an integral part of these unaudited financial statements.

Tron Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

For the Three and Six Ended June 30, 2025 and 2024

	Series A		Series B				Common	Additional
	Preferred Stock		Preferred Stock		Common Stock		Stock	Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Deficits	Total

Balance, December 31, 2023		$-		$-	9,765,000	$977	$676,000	$4,805,117	$(1,357,896)	$4,124,198

Common stock issued for stock payable					200,000	20	(354,000)	353,980		-
Common stock issued for services					200,000	20		283,980		284,000
Fair value of Options granted to Employees								573,548		573,548

Net loss three months ended 03/31/24									(1,710,004)	(1,710,004)

Balance, March 31, 2024		-	-	-	10,165,000	1,017	322,000	6,016,625	(3,067,900)	3,271,742

Common stock issued for stock payable					-	-	154,500	-	-	154,500
Common stock issued for stock services					100,000	10	-	149,990		150,000

Net loss three months ended 06/30/24					-	-	-	-	(520,971)	(520,971)

Balance, June 30, 2024		$-	-	$-	10,265,000	$1,027	$476,500	$6,166,615	$(3,588,871)	$3,055,271

Balance December 31, 2024		$-	-	$-	15,956,477	$1,596	$790,998	$10,195,598	$(5,697,241)	$5,290,951

Exercise of Pre Funded warrants					712,133	71	(452,748)	452,748	-	71
Common stock issued for investment in Gameverse					500,000	50	-	190,450	-	190,500
Stock issued for services					75,000	8	(16,250)	44,387	-	28,145
Fair value of Options granted to Directors								119,635	-	119,635

Net loss three months ended 03/31/25									(646,586)	(646,586)

Balance, March 31, 2025		-	-	-	17,243,610	1,725	322,000	11,002,818	(6,343,827)	4,982,716

Series A Preferred stock issued in private placement	5,000	-						4,591,392		4,591,392
Series A Preferred stock conversion into common stock	(5,000)	-			9,518,571	952				952
Series B preferred shares issued for fair value of tokens received in private placement			100,000	10				99,674,990		99,675,000
Exercise of options					645,000	64		343,943		344,007
Exercise of cashless warrants					18,802	2		(2)		-
Fair value of Options granted to Directors								341,186		341,186
Waiver of interest on related party Note								41,877		41,877
Net income three months ended 06/30/25									1,467,855	1,467,855

Balance, June 30, 2025	-	$-	100,000	$10	27,425,983	$2,743	$322,000	$115,996,204	$(4,875,972)	$111,444,985

The accompanying notes are an integral part of these unaudited financial statements.

Tron Inc.

Condensed Consolidated Statement of Cash Flows

For the Six Months Ended June 30, 2025 and 2024

(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net Income (loss)	$821,269	$(2,230,975)
Adjustment to reconcile net loss to operating activities
Unrealized gain on digital asset investment	(2,154,071)
Unrealized income from staking activities	(44,769)
Common stock issued for services	28,145	434,000
Common stock payable	-	154,500
Fair value of Officer, Director and Employee options	460,821	573,548
Depreciation and amortization	142,643	7,246
Changes in operating assets and liabilities:
Accounts receivable	157,145	(17,075)
Inventory	51,866	(430,975)
Prepaid expenses	170,077	127,268
Accounts payable	159,948	(61,052)
Accrued expenses	117,153	(53,403)
Other assets	(75,880)	(7,786)
Net cash provided by (used in) operating activities	(165,653)	(1,504,704)

Cash flows from investing activities:
Cash paid for fixed assets	-	(23,264)
Cash flows (used in) investing activities	-	(23,264)

Financing activities:
Private placement	4,592,344	-
Payment on promissory note	(500,000)	-
Expenses related to sale of preferred stock	(325,000)
Exercise of pre-funded warrants	71	-
Exercise of stock options	344,007	-
Cash (used in) financing activities	4,111,422	-

Net increase (decrease) in cash and cash equivalents	3,945,769	(1,527,968)

Cash and cash equivalents at the beginning of the period	1,352,373	2,980,741

Cash and cash equivalents at the end of the period	$5,298,142	$1,452,773

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
NON_CASH INFORMATION
Stock issued for Gameverse shares	$190,500	$-
Stock issued from Stock Payable – prefunded warrants	$452,748	$-
Waiver of accrued interest on related party note	$41,877	$-
Stock issued from Stock Payable	$16,250	$-
Cashless exercise of warrants	$2	$-
Fair value of preferred shares issued for digital assets	$100,000,000	$-

The accompanying notes are an integral part of these unaudited financial statements.

Tron Inc.

Notes to Financial Statements

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

Note 1 - Organization and Business Operations

Tron Inc. (formerly SRM Entertainment, Inc.) is a Nevada corporation, listed and traded on NASDAQ, headquartered in Florida and was incorporated on April 22, 2022. SRM Entertainment Limited (“SRM Ltd”), a wholly-owned subsidiary, is a limited company incorporated in Hong Kong, on January 23, 1981. The consolidated Tron Inc. and SRM Ltd are collectively referred to as the Company.

The Company’s holding of TRON (“TRX”) tokens constitutes the largest public ownership of TRX tokens. Through SRM Ltd, our wholly owned subsidiary, the Company designs, develops, and manufactures custom merchandise which includes toys and souvenirs for the world’s largest theme parks and other entertainment venues.

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

Segment Reporting

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

Accounting for Crypto Assets

In December 2023, the FASB issued ASU 2023-08, Accounting for and Disclosure of Crypto Assets, which establishes accounting guidance for crypto assets meeting certain criteria. The Company holds crypto assets that meet the scope criteria of ASU 2023-08. The pronouncement requires crypto assets which meet the criteria to be recognized at fair value with changes recognized in net income each reporting period. ASU 2023-08 is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. The Company adopted ASU 2023-08, effective January 1, 2025.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of June 30, 2025 and December 31, 2024.

Accounts Receivable and Credit Risk

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. For the six months ended June 30, 2025 and year ended December 31, 2024, the Company did not recognize any allowance for doubtful collections

Inventory

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

Digital Assets Held by an Affiliate – Treasury Holdings

Our Digital Assets consist of TRON (“TRX”) tokens, as part of its treasury strategy, that meet the scope requirements of ASU 2023-08, Accounting for and Disclosure of Crypto Assets. The Company accounts for these assets at fair value in accordance with ASC 350-60 and ASC 820, with changes in fair value recognized in net income.

Digital Assets are classified as current or noncurrent in the consolidated balance sheet under ASC-210, based on the Company’s intended holding period and liquidity considerations. Assets expected to be sold or used within one year from the reporting date are classified as current assets. Treasury assets not intended to be sold or converted to cash within the operating cycle are classified as noncurrent assets.

Crypto assets are not offset against any related liabilities and are presented on a gross basis in the balance sheet, consistent with ASC 210-20, unless a legal right of setoff exists and settlement is intended to occur on a net basis.

Crypto assets that are subject to restrictions on transfer, such as assets locked in staking arrangements are separately disclosed.

The Company determines the fair value of crypto assets using quoted prices from active markets at the balance sheet date (Level 3 inputs under ASC 820). Gains and losses resulting from changes in fair value are included in Other Income (Loss), net in the statement of operations.

The Company discloses the composition of crypto assets, including fair value by major type of token, as well as the location on the balance sheet and significant changes during the reporting period, in accordance with the disclosure requirements of ASU 2023-08.

Future sales or exchanges of coins will be accounted for on a first in first out basis (FIFO).

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

Net Loss Per Share of Common Stock

Net income (loss) per share of Common Stock is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all Common Stock instruments such as options, warrants, convertible securities and preferred stock, unless the effect is to reduce a loss or increase earnings per share. As such, options, warrants, convertible securities, and preferred stock are not considered in the calculations for the 2024 fully diluted shares.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Numerator:
Net income (loss)	$1,467,855	$(520,971)	$821,269	$(2,230,975)

Denominator:
Denominator for basic earnings per share - Weighted-average of shares of Common Stock issued and outstanding during the period	21,574,059	10,187,753	19,413,035	10,126,754
Denominator for diluted earnings per share	224,099,059	10,187,753	221,938,035	10,126,754

Net income (loss) per share
Basic	$0.07	$(0.05)	$0.04	$(0.22)
Diluted	$0.01	$(0.05)	$0.00	$(0.22)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Revenue Recognition

SRM Ltd will generate its revenue from the sale of its products directly to the end user (the “customer”).

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

TRX Staking

The Company engages primarily in liquid staking activities with JustLend DAO, whereby it locks its digital assets (TRX tokens) in the JustLend protocol to support network operations and, in return, accrued network rewards. The company received sTRX in return for staking TRX. sTRX represents a tokenized version of TRX (Tron’s native cryptocurrency). These activities do not involve a contract with a customer and therefore are outside the scope of ASC 606, Revenue from Contracts with Customers.

The sTRX token does not generate discrete staking rewards. Instead, the economic benefit of staking is reflected through a floating conversion rate between sTRX and TRX, which increases over time based on accrued protocol rewards, penalties, and fees.

The Company accounts for sTRX as a digital asset and measures it at fair value, with changes in fair value recognized in the statement of operations as unrealized gains or losses. Because staking rewards are embedded in the appreciation of sTRX, the Company does not recognize separate staking income until the sTRX is redeemed or disposed of. Any increase in value attributable to staking activity is considered unrealized staking income recorded at fair value.

Foreign Currency Translation

Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the period. Equity accounts are translated at historical exchange rates. Gains and losses from foreign currency transactions and translation for the six months ended June 30, 2025 and the year ended December 31, 2024 and the cumulative translation gains and losses as of June 30, 2025 and December 31 2024 were not material.

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

Segment Reporting

The Company operates as a single reportable segment. The Chief Operating Decision Maker (CODM) (our CEO, Richard Miller) reviews the financial performance of the company on a consolidated basis and makes decisions regarding resource allocation at that level. The CODM has determined that all of the revenue, costs and expenses are attributable to the Company’s principal business with the exception of certain general and administrative expenses related to being a public company. As a result, the company has determined that it operates two operating segments in accordance with Accounting Standards Codification (ASC) 280, Segment Reporting. The Company’s business are (i) the design, manufacture, and sale of toys to premier theme parks. Revenues from external customers are derived from e-commerce, distributors, and direct to retail consumers and (ii) a Digital Asset Treasury Strategy using TRX Tokens.

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

Note 3 – Inventory

At June 30, 2025 and December 31, 2024, the Company had inventory of finished goods of $731,934 and $783,800, respectively.

Note 4 - Accounts Receivable

At June 30, 2025 and December 31, 2024, the Company had accounts receivable of $637,013 and $794,158, respectively

Note 5 – Prepaid Expenses

At June 30, 2025, the Company had a total of $318,669 in prepaid expenses, consisting of deposits on orders of $128,769, prepaid insurance of $116,968 and other expenses of $72,932. The balance of prepaid expenses at December 31, 2024 was $488,746 consisting of deposits on orders of $396,489, prepaid insurance of $33,382 and other prepaid expenses of $58,875.

Note 6 - Investment in digital assets – held by an Affiliate

On June 16, 2025, the Company entered into a Securities Purchase Agreement with an institutional investor entity (the “Investor”) for 100,000 shares of its Series B Convertible Preferred Stock par value $0.0001 per share, convertible into 200,000,000 shares of common stock and warrants in exchange for $100,000,000 in digital assets consisting of TRX tokens. On June 28, 2025, the Company received 365,096,845 TRX tokens as per the Securities Purchase Agreement, which were staked, through an affiliate, in return for 297,543,246 sTRX a liquid staking token, which represents a tokenized version of TRX (TRON’s native cryptocurrency).

The following table presents the roll-forward of our digital assets for the six months ended June 30, 2025, based on the fair value model under ASU-2023-98:

Fair Value
Balance at December 31, 2024	$-
Receipt of TRX tokens	100,000,000
Change in fair value	2,154,071
Unrealized income from staking TRX	44,769
Balance at June 30, 2025	$102,198,840

As a result of our directors’ affiliations, potential conflicts may arise from the following relationships:

●	we engaged BiT Global, a licensed Trust or Company Service Provider and registered trust company in Hong Kong, to set up and be the custodian of the Treasury Wallet. Our director, Mr. Liu, is one of the directors of BiT Global,

●	some of our directors have certain ties with the TRON blockchain ecosystem. For example, Weike Sun is the father of Justin Sun, the founder of TRON. Mr. Liu has been the senior advisor to Tron DAO since 2021. Mr. Yang holds senior positions for Tronscan, the official blockchain explorer for Tron protocol, and

●	currently our TRX tokens are “staked” on JustLend, a decentralized finance (DeFi) protocol, in exchange for Staked TRX (sTRX) tokens. An sTRX token is a derivative token that represents the “staked” TRX tokens, which can automatically generate yield for the token holders. JustLend DAO is considered a related party due to the significant influence exercised by insiders to the TRON ecosystem who are considered affiliates to the Company.

Note 7 - Investment in Gameverse Interactive Corp

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

Note 8 – Fixed Assets and Other Assets

At June 30, 2025 and December 31, 2024, the Company had fixed assets totaling $50,288 and $48,279, net of accumulated depreciation of $44,322 and $29,431, respectively, as follows:

	June 30,	December 31,
	2025	2024
Asset
Tooling and Molds	$73,325	$56,425
Computer equipment and software	21,285	21,285
	94,610	77,710
Accumulated depreciation	(44,322)	(29,431)
	$50,288	$48,279

At June 30, 2025, and December 31, 2024 other assets consisting primarily of non-depreciable molds totaled $50,288 and $43,380, respectively.

Note 9 – Intangible Assets and Secured Note – Related Party

On September 3, 2024, the Company entered into an Asset Purchase Agreement with Suretone Entertainment, Inc. (“Suretone” or “Seller”) pursuant to which the Company agreed to acquire the 2019 movie titled “The Kid” (directed by Vincent D’Onofrio and starring Ethan Hawke and Chris Pratt) and certain other assets (the “Assets”) related to “The Kid” from the Seller, for an aggregate purchase price of $2,893,000 (the “Purchase Price”). Jordan Schur, the owner and Chief Executive Officer of Suretone, is a board member and President of Safety Shot. At June 30, 2025, Safety Shot held 4.5% of the Company’s common stock.

In consideration for the purchased Assets, the Company paid the Purchase Price which consisted of: (i) payment of $250,000 in cash on September 3, 2024; (ii) issuance of 1,500,000 restricted shares of the Company’s common stock, par value $0.0001 per share (valued at $0.762 per share which, was the market per share value of the Company’s common stock); and (iii) issuance of a secured promissory note in the original amount of $1,500,000 (the “Secured Note”) to a related party. The Secured Note’s term is one year with an interest rate of 8%. On October 21, 2024, the Company paid $500,000 and on December 13, 2024, the Company paid an additional $500,000 of the principal balance of the Secured Note leaving a principal balance of $500,000 at December 31, 2024. On January 2, 2025, the Company paid $250,000 and on June 14, 2025 paid another $250,000 which paid off the Note. In addition, the $41,877 accrued interest on the note was waived in connection with the early pay-off of the Note and recorded as an adjustment to additional paid-in capital

The Assets are being amortized over a ten-years . Amortization expense totaled $144,650 and $96,433, respectively, for the six months ended June 30, 2025 and year ended December 31, 2024.

Note 10 - Capital Structure

Preferred Stock – The Company has 10,000,000 shares of preferred stock, par value $0.0001 per share, of which 1,000,000 shares are designated as Series A Preferred Stock and 5,000 shares of the Series A Preferred Stock are designated as convertible, and 100,000 shares are designated as Series B Preferred Stock.

As of June 30, 2025, there were no shares of Series A Preferred Stock issued and outstanding; however, during May 2025, the Company issued 5,000 Series A Preferred shares convertible into 8,928,571 shares of common stock for gross proceeds of $5,000,000 ($4,591,392 net of expenses). During June 2025, the 5,000 shares were converted into 8,928,571 shares of the Company’s common stock.

On June 16, 2025, the Company entered into a Securities Purchase Agreement under the terms of which the Company received $100,000,000 in digital assets and issued 100,000 shares of its Series B Preferred Stock convertible into 200,000,000 shares of common stock and warrants convertible into 220,000,000 shares of the Company’s common stock with an exercise price of $0.50 per share in return for the issuance of 100,000 Series B Preferred shares. The stated value of the Series B Preferred Stock is $1,000 per share. The digital assets purchase is described more fully in Note 6 above and the amendment to our Articles of Incorporation described in Note 14 below. In connection with this transaction the Company incurred a total of $325,000 in legal expense, which has been netted against the $100,000,000 in additional paid in capital.

Holders of the Preferred Stock Shares are entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series B Preferred Stock are convertible on the basis of a conversion price of $0.50. The Holders shall vote together with the holders of shares of Common Stock as a single class. The Preferred Stock Shares cannot be voted on an “as converted basis” of more than 19.99% of the currently outstanding shares of Common Stock until shareholder approval of such voting rights is obtained and becomes effective.

Holders shall be entitled to receive, and the Company shall pay dividends on Preferred Stock Shares equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Common Stock.

Upon any liquidation, dissolution or winding-up of the Company, the holders of Preferred Stock Shares have a preference for the distribution of the entire remaining assets and funds of the Company legally available for distribution over any holders of other series of preferred stock or of the Common Stock.

The issuances of the Series A and B Preferred Stock in the related transactions resulted in a change of control of the Company.

Common Stock – The Company has 100,000,000 shares of Common Stock, par value $0.0001 authorized. At June 30, 2025 and December 31, 2024, the Company had 27,425,983 and 15,956,977 shares, respectively, of its common stock issued and outstanding

Year ended December 31, 2024, issuances included:

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

Six months ended June 30, 2025, issuances included:

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

The Company issued 500,000 shares of its common stock in connection with a Stock Purchase Agreement with Gameverse, Interactive Corp, 1000 S. Pine Island Suite 210 (“Gameverse”), valued at $190,500 (TRON market price at date of purchase) under which the Company received 132,000 share of common stock of Gameverse.

The Company entered into a Consulting Agreement (the “Agreements”) under the terms of which the Company issued 50,000 shares of its common stock valued at $28,145. The shares were valued at the market rate of the Company’s stock on the date of the Agreement.

The Company converted 5,000 Series A Preferred shares into 9,518,671 shares of its common stock which includes 590,000 shares related to fees associated with the transaction See Series A Preferred stock above.

The Company issued 645,000 shares of its common stock for the exercise of stock options. Proceeds from the exercises total $344,007.

The Company issued 18,892 shares of its common stock for the cashless exercise of warrants.

Common Stock Payable

At December 31, 2023, the Company had $676,000 of Common Stock Payable. Activity for the six months ended June 30, 2024 included the following:

During the six months ended June 30, 2024, the Company issued 200,000 shares of the Common Stock Payable valued at $354,000.

Additionally, the Company entered into a Consulting Agreement that called for the issuance of 100,000 shares valued at $154,500 (calculated using the market rate per share on date of the Agreement) which shares had not been issued at June 30, 2024.

The balance of Common Stock Payable at June 30, 2024 was $476,500.

The balance of Common Stock Payable at December 31, 2024 was $790,998. Activity for the six months ended June 30, 2025, included the following:

During the six months ended June 30, 2025, the Holder of the pre-funded warrants described above converted the warrants into shares of the Company’s common stock valued at $452,748.

Additionally, the 25,000 shares under the Consulting Agreement were issued and were valued at $16,250. At June 30, 2025, there was a balance of $322,000 in Common Stock Payable.

The balance of Common Stock Payable at June 30, 2025, was $322,000.

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

During the six months ended June 30, 2025, the Company granted a total of 2,025,000 options to the Directors with an exercise price of $0.56 - $0.68, a five-year term and are exercisable immediately. The Company recorded an expense of $460,821 in connection with these options.

The fair value of these options was measured using the Black-Scholes valuation model at the grant date. The table below sets forth the assumptions for Black-Scholes valuation model on the respective reporting date.

				Market
	Number			Price on
	of	Term	Exercise	Grant	Volatility	Fair
Reporting Date	Options	(Years)	Price	Date	Percentage	Value
02/21/2024	995,000	2.5	$1.21	$1.21	62.6%	$573,548
12/31/2024	25,000	5.0	$0.63	$0.63	86.4%	$11,045
01/07/2025	375,000	2.5	$0.68	$0.68	75.0%	$119,635
5/22/2025	1,650,000	2.5	$0.56	$0.52	64.5%	$341,186

During the six months ended June 30, 2025, a total of 645,000 shares of common stock were issued in connection with options exercised. Total proceeds from the exercises were $341,186.

Note 12 - Segment Reporting

The Company has two reportable segments: (i) the toy business consisting of design, development and manufacture (through third parties) of toys and souvenir items and (ii) digital assets, consisting of investing for growth in the appreciation of the asset and staking the tokens to produce income to the Company .

Gross profit (loss) is the segment performance measure the chief operating decision maker (“CODM”) (our CEO, Richard Miller) uses to assess the Company’s reportable segments.

The toys and souvenir items (“Products”) generate revenue from the sale of the Products to theme parks and entertainment venues and direct sales through Amazon and other direct channels. Cost of revenue consists primarily of direct manufacturing costs and freight and shipping.

The digital assets have nominal costs associated with revenue generated through staking.

The following table presents segment revenue and segment gross profit reviewed by the CODM:

	June 30,	June 30
	2025	2024

Revenue from Toy sales	$2,432,563	$2,514,284
Cost of sales	1,873,825	2,026,071
Gross profit	558,738	488,213

Income from digital assets
Unrealized Gain on digital asset investments	2,154,071	-
Unrealized income from staking activities	44,769	-
Total income from digital assets	2,198,840	-

Operating (expenses)	(1,950,316)	(2,729,695)
Net interest income	14,007	10,507

Net Income (loss)	$821,269	$(2,230,975)

Note 13 - Commitments and Contingencies

Legal Proceedings

The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position, results of operations or liquidity.

Note 14 – Subsequent Events

Subsequent to June 30, 2025, and through the filing of this 10-Q, a total of 5,678,000 warrants were exercised with total proceeds to the Company of $3,690,700. On July 28, 2025, the Company filed an S-3 Registration Statement under which the Company may, from time to time in one or more offerings, offer and sell up to $1,000,000,000 in the aggregate of common stock, preferred stock, debt securities, warrants and rights to purchase common stock or preferred stock, or any combination of the foregoing, either individually or as units comprised of one or more of the other securities.

On June 15, 2025, our Board of Directors approved and recommended the approval by our stockholders of (i) the possible change in control of the Company (as defined by the Nasdaq Stock Market LLC’s Listing Rules) via the issuance to an institutional investor (the “Investor”), at a price below the Minimum Price (as defined by the Nasdaq Stock Market LLC’s Listing Rules), of more than 20% of the shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) outstanding with the Investor being the largest shareholder while holding over 20% of the shares of Common Stock (the “Change of Control and 20% Issuance”) in accordance with The Nasdaq Stock Market LLC’s Listing Rule 5635(b) and (d) (“Nasdaq Rule 5635”), in connection with the $100,000,000 private investment in public equity (the “PIPE Offering”) entered into between the Company and the Investor pursuant to which the Company issued 100,000 shares of its Series B Convertible Preferred Stock par value $0.0001 per share (the “Series B Preferred Stock”), convertible into 200,000,000 shares of Common Stock, and warrants (the “PIPE Warrants”) to acquire up to 220,000,000 shares of Common Stock, to the Investor; and (ii) an amendment to our Articles of Incorporation to increase the total number of authorized shares of common stock from 100,000,000 to 1,000,000,000 (the “Charter Amendment”). See footnote 10 Capital Structure - Preferred Stock.

Certain of our stockholders, holding a majority of our voting power on June 15, 2025, approved the Change of Control and 20% Issuance and the Charter Amendment by the Written Consent.

The required consent of at least a majority of the votes allocated to our voting shares was given for each of the actions listed above.

Under Section 78.320 of the Nevada Revised Statutes, the written consent of stockholders holding a majority of votes outstanding may be substituted for a special meeting of the stockholders. Based on the foregoing and in order to eliminate the costs involved in holding a special meeting, the Board has determined not to call a special meeting of stockholders.

AS such, a Schedule 14C Information Statement was being mailed on or about July 23, 2025, by the Board of Directors (the “Board”) of Tron Inc. to the holders of record of our outstanding Common Stock and our outstanding shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), as of the close of business on the Record Date, pursuant to Rule 14c-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The Charter Amendment is effective August 14, 2025.

The Company evaluated subsequent events through the date of this filing and has had no additional material events subsequent to June 30, 2025.

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

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”, “our”, and the “Company” mean Tron Inc.

General Overview

Tron Inc. (formerly SRM Entertainment, Inc.) is a Nevada corporation, listed and traded on NASDAQ, headquartered in Florida and was incorporated on April 22, 2022. SRM. Entertainment Limited (“SRM Ltd”), a wholly-owned subsidiary, is a limited company incorporated in Hong Kong, on January 23, 1981. The consolidated Tron Inc. and SRM Ltd are collectively referred to as the Company.

On May 21, 2025, the Company entered into a Securities Purchase Agreement (the “May Securities Purchase Agreement”) with an institutional investor for a private investment in public equity (the “May 2025 PIPE Offering”) and on June 16, 2025, we entered into the June Securities Purchase Agreement (the “June Securities Purchase Agreement”) with the investor for a private investment in public equity (the “June 2025 PIPE Offering”). See “Recent Developments” below for more information on these transactions and also on the Employment Agreement Amendments, the Name Change, the Symbol Change and the Charter Amendment (all as defined below). These moves reflect the Company’s broader strategic transformation and its commitment to aligning more closely with the Tron blockchain ecosystem, following the launch of its Tron-focused treasury strategy. The Company’s ticker change to “TRON” reinforces its brand identity and positions it as a key corporate player in the rapidly evolving blockchain and digital asset economy.

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of US Securities and Exchange Commission (“SEC”).

Business

TRX Tokens Treasury

Founded in 2017, TRON is a decentralized blockchain network that supports smart contracts and decentralized applications. TRX token is the governance token of the TRON network, which is used to pay for on-chain transaction fees, participate in network governance and incentivize validators who generate transaction blocks for the network. Users can also stake TRX tokens to vote for validators who facilitate the block validation process and earn staking rewards.

We believe that the TRX token is an attractive digital asset which can create long-term value for our shareholders by capitalizing on the global adoption of blockchain and digital innovation.

The Company has adopted a Treasury Reserve Policy (“Treasury Reserve Policy”) which set out our treasury management and capital allocation strategies, under which our treasury reserve assets will consist of:

●	cash and cash equivalents and short-term investments (“Cash Assets”) held by us that exceed working capital requirements; and

●	TRX tokens held by us, as the primary treasury holding asset on an ongoing basis, subject to market conditions and anticipated needs of the business for Cash Assets.

Our TRX token strategy generally involves from time to time, subject to market conditions, (i) issuing debt or equity securities or engaging in other capital raising transactions with the objective of using the proceeds to purchase TRX tokens, and (ii) acquiring TRX tokens with our liquid assets that exceed working capital requirements. We intend to fund further TRX token acquisitions primarily through issuances of common stock and a variety of fixed-income instruments, including debt, convertible notes and preferred stock.

We view our TRX tokens holdings as long-term holdings and expect to continue to accumulate TRX tokens. We have not set any specific target for the amount of TRX tokens we seek to hold, and we will continue to monitor market conditions in determining whether to engage in additional financings to purchase additional TRX tokens. This overall strategy also contemplates that we may (i) enter into additional capital raising transactions that are collateralized by our TRX tokens holdings, and (ii) consider pursuing strategies to create income streams or otherwise generate funds using our TRX tokens holdings.

Our TRX Tokens Holdings

We currently hold 365,096,845 TRX tokens, being the Consideration Tokens (as defined below). We have not yet had any TRX token dispositions.

Toy and Souvenir

The Company is a trusted toy and souvenir designer and developer, selling into the world’s largest theme parks and entertainment venues.

Our toy and souvenir business is built on the principle that almost everyone is a fan of something and the evolution of pop culture is leading to increasing opportunities for fan loyalty. We create whimsical, fun and unique products that enable fans to express their affinity for their favorite “something”-whether it is a movie, TV show, favorite celebrity, or favorite restaurant. We infuse our distinct designs and aesthetic sensibility into a wide variety of product categories, including figures, plush, accessories, apparel, and homewares. With our unique style, expertise in pop culture, broad product distribution and highly accessible price points, we have developed a passionate following for our products that has underpinned our growth. We believe we sit at the nexus of pop culture-content providers value us for our broad network of retail customers, retailers value us for our portfolio of pop culture products and pop culture insights, and consumers value us for our distinct, stylized products and the content they represent.

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

Consumers: Fans are increasingly looking for ways to express their affinity for and engage with their favorite pop culture content. Over time, many of our consumers evolve from occasional buyers to more frequent purchasers, whom we categorize as enthusiasts or collectors. We create innovative products to appeal to a broad array of fans across consumer demographic groups-men, women, boys and girls-not a single, narrow demographic. We currently offer an array of products that sell across several categories. Our products are generally priced between $2.50 and $50.00, which allows our diverse consumer base to express their fandom frequently and impulsively. We continue to introduce innovative products designed to facilitate fan engagement at different price points and styles.

We have developed a nimble and low-fixed cost production model. The strength of our management team and relationships with content providers, retailers and third-party manufacturers allows us to move from product concept to a new product tactfully. As a result, we can dynamically manage our toy and souvenir business to balance current content releases and pop culture trends with timeless content based on classic movies, such as Harry Potter or Star Wars. This has allowed us to deliver significant growth while lessening our dependence on individual content releases.

Recent Developments

May 2025 PIPE Offering

On May 21, 2025, the Company entered into a Securities Purchase Agreement (the “May Securities Purchase Agreement”) with an institutional investor for a private investment in public equity (the “May PIPE Offering”) of 5,000 shares of its Series A Convertible Preferred Stock par value $0.0001 per share (the “Series A Preferred Stock”), convertible into 8,928,571 shares of Common Stock, at a conversion price of $0.56 per share of Series A Preferred Stock, and an aggregate of 8,928,571 warrants (the “May PIPE Warrants”) to acquire up to 8,928,571 shares of Common Stock, subject to beneficial ownership limitations set by the holder. The purchase price for one unit (consisting of one share of Series A Convertible Preferred Stock convertible into approximately 1,785 shares and the same number of warrants) was $1,000. The May PIPE Warrants issued in the May PIPE Offering are exercisable immediately upon issuance at an exercise price of $0.65 per share and will expire two years from the date of issuance. See Item 5. below for additional information regarding the Series A Preferred Stock.

The May PIPE Offering closed on May 27, 2025, with aggregate gross proceeds totaling approximately $5 million, before deducting placement agent fees and other expenses. The Company intends to use the proceeds from the May PIPE Offering for general corporate and working capital purposes.

The exercise price and number of shares of Common Stock issuable upon exercise of the May PIPE Warrants is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the Common Stock and the exercise price. Subject to limited exceptions, the investor may not exercise any portion of the May PIPE Warrants to the extent that the investor would beneficially own more than 4.99% (or, at the election of the holder prior to the date of issuance, 9.99%) of the outstanding Common Stock after exercise. In the event of certain fundamental transactions, the holder of the May PIPE Warrants will have the right to receive the Black Scholes Value (as defined in the May PIPE Warrants) of its May PIPE Warrants calculated pursuant to a formula set forth in the May PIPE Warrants, payable in cash. There is no trading market available for the May PIPE Warrants on any securities exchange or nationally recognized trading system. The Company does not intend to list the May PIPE Warrants on any securities exchange or nationally recognized trading system.

Pursuant to the May Securities Purchase Agreement, for a period of eighteen (18) months after the closing date, the Investor shall have the right of first refusal to participate with respect to any offering involving (i) future equity or equity-linked securities of the Company or (ii) debt of the Company, which is convertible into equity or in which there is an equity component.

Pursuant to the May PIPE Offering, on May 22, 2025, the Company filed a Certificate of Designation of Series A Preferred Stock with the Secretary of State of the State of Nevada and subsequently, on May 23, 2025 the Company filed an Amended & Restated Certificate of Designation to correct the conversion price of the Series A Preferred Stock from $0.50 per share to $0.56 per share.

Dominari Securities, LLC acted as placement agent (the “Placement Agent”) in connection with the May PIPE Offering, pursuant to that certain Placement Agency Agreement, dated as of May 21, 2025, between the Company and the Placement Agent, pursuant to which the Company paid the Placement Agent (i) a cash fee equal to 6.00% of the aggregate gross proceeds from the sale of the shares of Common Stock in the May PIPE Offering and (ii) reimbursement for certain of out-of-pocket expenses, including for reasonable expenses and legal fees of $100,000. In addition, we issued to the Placement Agent or its designees the placement agent warrants (the “May Placement Agent Warrants”) to purchase up to an aggregate of 535,714 shares of Common Stock (6.0% of the Common Stock sold in the May PIPE Offering). The Placement Agent Warrants have identical terms as the May PIPE Warrants.

While the securities offered and sold by the Company in the May PIPE Offering were not registered under the Securities Act prior to issuance, they were registered in a resale registration statement on Form S-3 declared effective by the SEC on June 16, 2025. As of July 24, 2025, all of the Series A Preferred Stock shares sold pursuant to the May Securities Purchase Agreement were converted into shares of Common Stock.

June 2025 PIPE Offering

On June 16, 2025, the Company entered into a Securities Purchase Agreement (the “June Securities Purchase Agreement”) with an institutional investor entity (the “Investor”) for a private investment in public equity (the “June PIPE Offering”) of 100,000 shares of its Series B Convertible Preferred Stock par value $0.0001 per share (the “Series B Preferred Stock”), convertible into 200,000,000 shares of common stock, par value $0.0001 (the “Common Stock”), at a conversion price of $0.50 per share of Common Stock, and warrants (the “June PIPE Warrants”) to acquire up to 220,000,000 shares of Common Stock. The June PIPE Warrants issued in the June PIPE Offering are exercisable immediately upon issuance at an exercise price of $0.50 per share and will expire two years from the date of issuance. The 100,000 shares of Series B Preferred Stock are referred to herein as the “Preferred Stock Shares.” Item 5. below for additional information regarding the Series B Preferred Stock

The issuance of the Preferred Stock Shares and the June PIPE Warrants occurred on June 16, 2025.

On June 28, 2025, the Investor paid the $100 million purchase price for the Preferred Stock Shares and Warrants in the form of TRX tokens (the “Consideration Tokens”), based on the closing price of TRX tokens on June 15, 2025. The Consideration Tokens are held in the custodian wallet account (“Treasury Wallet”) designated and controlled by the board of directors of Tron Inc. (“Board”). The Treasury Wallet is set up by BiT Global Trust Limited (“BiT Global”), a licensed Trust or Company Service Provider and registered trust company in Hong Kong. BiT Global provides on-chain monitoring services for the Treasury Wallet while the Board has full control and access to the Treasury Wallet. Our director, Mr. Liu (as defined below), is one of the directors of BiT Global.

The Preferred Stock Shares cannot be converted into more than 19.99% of the currently outstanding shares of Common Stock until stockholder approval of such an issuance is obtained and becomes effective.

The Company entered into an Advisory Agreement with Justin Sun along with the issuance of the Preferred Stock Shares and the June PIPE Warrants. Justin Sun’s father, Weike Sun is the sole shareholder of the Investor and was appointed as a member of the Board in connection with the June PIPE Offering.

The conversion price and exercise price and number of shares of Common Stock issuable upon conversion or exercise of the Preferred Stock Shares and the June PIPE Warrants, as the case may be is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the Common Stock and the conversion price or exercise price. In the event of certain fundamental transactions, the holder of the June PIPE Warrants will have the right to receive the Black Scholes Value (as defined in the June PIPE Warrants) of its June PIPE Warrants calculated pursuant to a formula set forth in the June PIPE Warrants, payable in cash. There is no trading market available for the Preferred Stock Shares or the June PIPE Warrants on any securities exchange or nationally recognized trading system. The Company does not intend to list the Preferred Stock Shares or June PIPE Warrants on any securities exchange or nationally recognized trading system.

Dominari Securities, LLC acted as placement agent (the “Placement Agent”) in connection with the June PIPE Offering, pursuant to that certain Placement Agency Agreement, dated as of June 16, 2025, between the Company and the Placement Agent, pursuant to which the Company paid the Placement Agent for certain out-of-pocket expenses, including for reasonable expenses and legal fees of $50,000.

In addition, pursuant to an Advisory Agreement with an entity associated with American Ventures (the investor in the previously disclosed May 2025 Series A preferred stock offering and disclosed below), the Company issued a warrant to American Ventures (the “American Ventures Warrants”) with substantially the same terms as the June PIPE Warrants except that the American Ventures Warrants are exercisable for five years and do not reference the June Securities Purchase Agreement.

The securities offered and sold by the Company in the June PIPE Offering and the American Ventures Warrants were not registered under the Securities Act, and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from such registration requirements. The securities were offered only to accredited investors.

Pursuant to the June PIPE Offering, on June 16, 2025, the Company filed a Certificate of Designation of Series B Preferred Stock with the Secretary of State of the State of Nevada (the “Series B Certificate of Designation”).

The stated value of the Series B Preferred Stock is $1,000 per share.

Holders of the Preferred Stock Shares are entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series B Preferred Stock are convertible on the basis of a conversion price of $0.50. The Holders shall vote together with the holders of shares of Common Stock as a single class. The Preferred Stock Shares cannot be voted on an “as converted basis” of more than 19.99% of the currently outstanding shares of Common Stock until shareholder approval of such voting rights is obtained and becomes effective.

Holders shall be entitled to receive, and the Company shall pay, dividends on Preferred Stock Shares equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Common Stock.

Upon any liquidation, dissolution or winding-up of the Company, the holders of Preferred Stock Shares have a preference for the distribution of the entire remaining assets and funds of the Company legally available for distribution over any holders of other series of preferred stock or of the Common Stock.

Director Resignations

In connection with the June PIPE Offering, on June 16, 2025, Hans Haywood and Gary Herman resigned as members of the Board. These resignations were not a result of any disagreements with the Company on any matter relating to the Company’s operations, policies, or practices.

In connection with the June PIPE Offering, Douglas McKinnon also resigned as a member of the Board. Mr. McKinnon remains the Company’s Chief Financial Officer. Mr. McKinnon’s resignation as a member of the Board was not a result of any disagreements with the Company on any matter relating to the Company’s operations, policies, or practices.

Director Appointments

In connection with the June PIPE Offering, on June 16, 2025, Weike Sun (“Mr. Sun”), Zhihong Liu (“Mr. Liu”), and Zi Yang (“Mr. Yang”) were appointed as members of the Board. Mr. Sun was named Chairman of the Board. Messrs. Liu and Yang have been appointed to each of the Audit, Compensation, and Nominating and Corporate Governance Committees of the Board. Mr. Liu serves as chair of the Compensation Committee and Mr. Yang serves as chair of the Nominating and Corporate Governance Committee.

Weike Sun, age 66, began his career in journalism and public infrastructure administration in China. Following his extensive experience in the public sector, Mr. Sun transitioned to the private sector holding senior management and advisory role to several fintech companies since 2016, including Ruibo (Beijing) Technology and Peiwo Huanle (Beijing) Technology. He was the Chairman of Guangzhou Keyhiway Printing Technology, a listed company on China’s National Equities Exchange and Quotations (NEEQ) from March 2022 to July 2023. Mr. Sun holds a bachelor’s degree from Qinghai Normal College. Mr. Weike Sun is the sole shareholder of the Investor.

Zhihong Liu, age 59, has been the senior advisor to Tron DAO since 2021, leading its strategic investment activities. Previously, Mr. Liu served as the board director of Valkyrie Investment helping to launch one of the first Bitcoin future ETFs in the US. Prior to joining the blockchain industry in 2021, he had held senior positions in the financial industry for over 20 years working for leading global firms including Ant Financial, NOMURA, Salomon Smith Barney and Fidelity Investment. Mr. Liu holds an MBA from Columbia University and a bachelor’s degree from Zhejiang University in China.

Zi Yang, age 27, has been active in the blockchain industry for over 5 years. Mr. Yang currently holds senior positions for several leading blockchain projects including Tronscan, the official blockchain explorer for Tron protocol. Mr. Yang holds a bachelor’s degree in Human Resource Management from Guangdong University of Foreign Studies in China.

Amendments to Employment Agreements with Officers

In connection with the June PIPE Offering, on June 16, 2025, the Company entered into amendments to the employment agreements of each of Richard Miller (the Company’s Chief Executive Officer), Mr. McKinnon (the Company’s Chief Financial Officer), Taft Flittner (the Company’s President), and Deborah McDaniel-Hand (the Company’s Vice President of Production, Development, and Operations) (collectively, the “Employment Agreement Amendments”).

Pursuant to each of the Employment Agreement Amendments, the executives agreed (a) not to terminate their employment and not to seek any compensation for any termination of their employment in connection with the June PIPE Offering and (b) that any incentive or bonus payments related to the Company’s performance would only be measured against the Company’s business of developing and marketing licensed consumer products, including children’s toys and entertainment merchandise. Such compensation would not be related to the Company’s TRON (TRX) tokens-related operations.

In addition, Messrs. Miller and McKinnon agreed that equity awards issued to them pursuant to the Company’s Equity Incentive Plans would, going forward, be solely determined by the Compensation Committee of the Board. The foregoing description of the Employment Agreement Amendments does not purport to be a complete description and is qualified in its entirety by reference to the individual Employment Agreement Amendments which are filed with the Form 8-K of the Company filed with the SEC on June 16, 2025 as Exhibits 10.4 (Miller), 10.5 (McKinnon), 10.6 (Flittner), and 10.7 (McDaniel-Hand) and incorporated by reference into Item 5.02 therein.

Name change and Amendment to the Company’s Articles of Incorporation

On July 11, 2025, the Board approved the change in the name of the Company to “Tron Inc.” (the “Name Change”) and the change in the trading symbol of the Company to “TRON” on the Nasdaq Capital Market (the “Symbol Change”) to align with its major transformation into a TRON treasury strategy company.

On July 11, 2025, to effectuate the Name Change, the Company filed a Certificate of Amendment to the Articles of Incorporation of the Company, as amended (the “Charter Amendment”) with the Secretary of State of the State of Nevada. The Name Change and the Symbol Change took effect on the Nasdaq Capital Market on July 17, 2025. See Item 5. below for additional information regarding

These moves reflect the Company’s broader strategic transformation and its commitment to aligning more closely with the Tron blockchain ecosystem, following the launch of its Tron-focused treasury strategy. The Company’s ticker change to “TRON” reinforces its brand identity and positions it as a key corporate player in the rapidly evolving blockchain and digital asset economy.

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

Significant Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements for the six months ended June 30, 2025 and 2024 and audited financial statements for the year ended December 31, 2024, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and the rules and regulations of the Securities and Exchange Commission. The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of June 30, 2025 or December 31, 2024.

Net Loss per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments such as options, warrants, convertible securities and preferred stock, unless the effect is to reduce a loss or increase earnings per share. As such, options, warrants, convertible securities and preferred stock are not considered in the calculations for the 2024 fully diluted shares.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Numerator:
Net income (loss)	$1,467,855	$(520,971)	$821,269	$(2,230,975)

Denominator:
Denominator for basic earnings per share - Weighted-average of shares of Common Stock issued and outstanding during the period	21,574,059	10,187,753	19,413,035	10,126,754
Denominator for diluted earnings per share	224,099,059	10,187,753	221,938,035	10,126,754

Net income (loss) per share
Basic	$0.07	$(0.05)	$0.04	$(0.22)
Diluted	$0.01	$(0.05)	$0.00	$(0.22)

Revenue Recognition

SRM Ltd generates its revenue from the sale of its products directly to the end user or distributor (collectively the “customer”).

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

The Company’s deferred tax asset at June 30, 2025 and December 31, 2024 consisted of net operating loss carry forwards calculated using effective tax rates (20.6% average of China and US rates) equating to approximately $1,388,058 and $1,377,232 respectively, less a valuation allowance in the amount of approximately $1,388,058 and $1,377,232 in the six months ended June 30, 2025 and years ended December 31, 2024.

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

Segment Reporting

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

Accounting for Crypto Assets

In December 2023, the FASB issued ASU 2023-08, Accounting for and Disclosure of Crypto Assets, which establishes accounting guidance for crypto assets meeting certain criteria. The Company holds crypto assets that meet the scope criteria of ASU 2023-08. The pronouncement requires crypto assets which meet the criteria to be recognized at fair value with changes recognized in net income each reporting period. ASU 2023-08 is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. The Company adopted ASU 2023-08, effective January 1, 2025.

Results of Operations

For the three months ended June 30, 2025 and 2024

The following table provides selected financial data about us for the three months ended June 30, 2025 and 2024, respectively.

	Three Months ended June 30,
	2025	2024
Revenue
Sales	$1,342,929	$1,507,927
Cost of Sales	1,050,726	1,183,261
Gross profit	292,203	324,666

Operating (expense)	(1,036,406)	(851,142)

Total other income	2,212,058	5,505

Net income (loss)	$1,467,855	$(520,971)

Revenues and Cost of Sales

We generated $1,342,929 in revenues for the three months ended June 30, 2025 compared to $1,507,927 revenues for the three months ended June 30, 2024. The decrease is primarily due to the expansion of a major theme park opening in Orlando in 2025, Our business should benefit from the publicity and enthusiasm that typically surrounds new theme park openings. Additionally we have been able to retain our margins.

Operating Expenses and Other Income

Operating expenses for the three months ended June 30, 2025 and 2024 were $1,036,406 and $851,142, respectively. The operating expenses for the three months ended June 30, 2025, consisted of (i) marketing expense of $28,086, (ii) legal and professional fees of $56,298, (iii) amortization and depreciation of $77,970, (iv) rent and utilities of $9,815, (v) general and administrative expense of $523,051 and (vi) $341,186 of stock based compensation, versus the operating expenses for the three months ended June 30, 2024, consisting of (i) marketing expense of $11,848, (ii) legal and professional fees of $274,000, (iii) amortization and depreciation of $4,359, (iv) rent and utilities of $7,935, (v) general and administrative expense of $413,407 and (vi) $139,593 of stock based compensation.

The Company had an unrealized gain on its digital asset investment of $2,154,071 due to the increase in market value of the digital asset, unrealized income from digital assets of $44,769 from revenue generated from the digital assets and net interest income and expense of $13,218.

Income/Losses

Net income was $1,467,855 for the three months ended June 30, 2025 and the net loss was $520,971 for the three months ended June 30, 2025 and 2024.

For the six months ended June 30, 2025 and 2024

The following table provides selected financial data about us for the six months ended June 30, 2025 and 2024, respectively.

	Six Months ended June 30,
	2025	2024
Revenue
Sales	$2,432,563	$2,514,284
Cost of Sales	1,873,825	2,026,071
Gross profit	558,738	488,213

Operating (expense)	(1,950,316)	(2,729,695)

Total other income	2,212,847	10,507

Net income (loss)	$821,269	$(2,230,975)

Revenues and Cost of Sales

We generated $2,432,563 in revenues for the three months ended June 30, 2025 compared to $2,514,284 revenues for the six months ended June 30, 2024. The decrease is primarily due to the expansion of a major theme park opening in Orlando in 2025, Our business should benefit from the publicity and enthusiasm that typically surrounds new theme park openings. Additionally we have been able to retain our margins.

Operating Expenses and Other Income

Operating expenses for the six months ended June 30, 2025 and 2024 were $1,950,316 and $2,729,695, respectively. The operating expenses for the three months ended June 30, 2025, consisted of (i) marketing expense of $51,208, (ii) legal and professional fees of $254,368, (iii) amortization and depreciation of $159,541, (iv) rent and utilities of $30,138, (v) general and administrative expense of $966,095 and (vi) $488,966 of stock based compensation, versus the operating expenses for the three months ended June 30, 2024, consisting of (i) marketing expense of $32,251, (ii) legal and professional fees of $717,637, (iii) amortization and depreciation of $7,246, (iv) rent and utilities of $17,581, (v) general and administrative expense of $792,932 and (vi) $1,162,048 of stock based compensation.

The Company had an unrealized gain on its digital asset investment of $2,154,071 due to the increase in market value of the digital asset, unrealized income from digital assets of $44,769 from revenue generated from the digital assets and net interest income and expense of $14,007.

Income/Losses

Net income was $821,269 for the six months ended June 30, 2025 and the net loss was $(2,230,975) for the six months ended June 30, 2024.

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

Liquidity and Capital Resources

As of June 30, 2025, we had approximately $5,298,142 in cash and cash equivalents, an increase of $3,945,769 from the $1,352,373 we had as of December 31, 2024. At June 30, 2025, we had approximately $6,543,942 in working capital, an increase of $4,097,837 from the $2,446,105 we had at December 31, 2024.

Operating Activities:

Net cash used in our operating activities during the six months ended June 30, 2025, totaled $165,653 compared to $1,504,704 used during the six months ended June 30, 2024.

Financing Activities:

On May 21, 2025, the Company entered into the May Securities Purchase Agreement with an institutional investor for a private investment in public equity. The “May PIPE Offering of 5,000 shares of its Series A Convertible Preferred Stock par value $0.0001 per share, convertible into 8,928,571 shares of Common Stock, at a conversion price of $0.56 per share of Series A Preferred Stock, and an aggregate of 8,928,571 warrants to acquire up to 8,928,571 shares of Common Stock, subject to beneficial ownership limitations set by the holder. The May PIPE Offering closed on May 27, 2025, with aggregate proceeds totaling $4,592,344 net of associated costs and fees. See Part II. Item 5. below for more information.

On June 16, 2025, the Company entered into the June Securities Purchase Agreement with an institutional investor entity for a private investment in public equity. The June PIPE Offering of 100,000 shares of its Series B Convertible Preferred Stock, convertible into 200,000,000 shares of common stock at a conversion price of $0.50 per share of Common Stock, and June PIPE Warrants to acquire up to 220,000,000 shares of Common Stock. On June 28, 2025, the Investor paid the $100 million purchase price for the Preferred Stock Shares and Warrants in the form of TRX tokens, based on the closing price of TRX tokens on June 15, 2025. See Part II. Item 5. below for more information.

During the six months ended June 30, 2025, a total of 645,000 shares of common stock were issued in connection with options exercised. Total proceeds from the exercises were $341,186.

During the six months ended June 30, 2025, we paid $500,000 on a promissory note to a related party issued in connection with our purchase of the movie entitled “The Kid” leaving a zero balance at June 30, 2025, on the original principal of $1,500,000.

Additionally, during the six months ended June 30, 2025, we paid a total of $325,000 in legal fees related to the June 2025 PIPE transaction.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the six months ended June 30, 2025 and year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the six months ended June 30, 2025, the Company issued 75,000 shares of its common stock for services rendered to the Company valued at $44,387 and 500,000 shares as an equity investment in Gameverse Inc. valued at $190,500.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Effective May 23, 2025, the Company filed an Amended & Restated Certificate of Designation amends and restates in its entirety that certain Certificate of Designation of Series A Convertible Preferred Stock previously filed with the Secretary of State of the State of Nevada Amendment to its Articles of incorporation.

Effective June 16, 2025, the Company filed a Certificate of Designation of Series B Preferred Stock with the Secretary of State of the State of Nevada.

Our authorized capital stock consists of 100,000,000 shares of Common Stock, and 10,000,000 shares of preferred stock, par value $0.0001 per share (the “Preferred Stock”), of which 1,000,000 shares are designated as Series A Preferred Stock and 5,000 shares of the Series A Preferred Stock are designated as convertible, and 100,000 shares are designated as Series B Preferred Stock. As of [July 30, 2025], there were [33,468,011] shares of Common Stock issued and outstanding, no shares of Series A Preferred Stock issued and outstanding and 100,000 shares of Series B Preferred Stock issued and outstanding.

On June 15, 2025, our Board of Directors approved and recommended the approval by our stockholders of (i) the possible change in control of the Company (as defined by the Nasdaq Stock Market LLC’s Listing Rules) via the issuance to an institutional investor (the “Investor”), at a price below the Minimum Price (as defined by the Nasdaq Stock Market LLC’s Listing Rules), of more than 20% of the shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) outstanding with the Investor being the largest shareholder while holding over 20% of the shares of Common Stock (the “Change of Control and 20% Issuance”) in accordance with The Nasdaq Stock Market LLC’s Listing Rule 5635(b) and (d) (“Nasdaq Rule 5635”), in connection with the $100,000,000 private investment in public equity (the “PIPE Offering”) entered into between the Company and the Investor pursuant to which the Company issued 100,000 shares of its Series B Convertible Preferred Stock par value $0.0001 per share (the “Series B Preferred Stock”), convertible into 200,000,000 shares of Common Stock, and warrants (the “PIPE Warrants”) to acquire up to 220,000,000 shares of Common Stock, to the Investor; and (ii) an amendment to our Articles of Incorporation to increase the total number of authorized shares of common stock from 100,000,000 to 1,000,000,000 (the “Charter Amendment”).

Certain of our stockholders, holding a majority of our voting power on June 15, 2025, approved the Change of Control and 20% Issuance and the Charter Amendment by the Written Consent.

The required consent of at least a majority of the votes allocated to our voting shares was given for each of the actions listed above.

Under Section 78.320 of the Nevada Revised Statutes, the written consent of stockholders holding a majority of votes outstanding may be substituted for a special meeting of the stockholders. Based on the foregoing and in order to eliminate the costs involved in holding a special meeting, the Board has determined not to call a special meeting of stockholders.

As such, a Schedule 14C Information Statement was being mailed on or about July 23, 2025, by the Board of Directors (the “Board”) of Tron Inc. to the holders of record of our outstanding Common Stock and our outstanding shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), as of the close of business on the Record Date, pursuant to Rule 14c-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Description of Common and Preferred Stock as amended follows:

Common Stock

Dividend Rights

Subject to preferences that may apply to any shares of Preferred Stock outstanding at the time, the holders of our Common Stock may receive dividends out of funds legally available if our Board, in its discretion, determines to issue dividends and then only at the times and in the amounts that our Board may determine. The Company did not declare or pay any dividends for the year ended December 31, 2024.

Voting Rights

Each stockholder is entitled to one vote for each share of Common Stock held by such stockholder. The Common Stock shares do not contain cumulative voting rights.

No Preemptive or Similar Rights

Our Common Stock is not entitled to preemptive or conversion rights or other subscription rights, and is not subject to redemption or sinking fund provisions.

Right to Receive Liquidation Distributions

Holders of common stock are entitled to dividends when, and if, declared by the Board out of funds legally available therefore; and then, only after all preferential dividends have been paid on any outstanding Preferred Stock.

Transfer Agent and Registrar

The Company’s transfer agent is ClearTrust, LLC with an address of 16540 Pointe Village Drive, Suite 210, Lutz, FL 33558 and a phone number of (813) 235-4490.

The Common Stock is listed on The Nasdaq Capital Market under the trading symbol “TRON.”

Description of Series A Convertible Preferred Stock

Stated Value

The stated value of the Series A Convertible Preferred Stock shall be $1,000 per share.

Dividend Rights

Holders shall be entitled to receive, and the Corporation shall pay, dividends on shares of Series A Preferred Stock equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Common Stock. No other dividends shall be paid on shares of Series A Preferred Stock.

Voting Rights

Holders of Series A Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series A Preferred Stock are convertible on the basis of a conversion price of $0.56. The Holders shall vote together with the holders of shares of Common Stock as a single class.

Description of Series B Convertible Preferred Stock

Stated Value

The stated value of the Series B Convertible Preferred Stock shall be $1,000 per share.

Voting Rights

Holders of the Series B Convertible Preferred Stock are entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series B Preferred Stock are convertible on the basis of a conversion price of $0.50. The Holders shall vote together with the holders of shares of Common Stock as a single class. The Series B Convertible Preferred Stock cannot be voted on an “as converted basis” of more than 19.99% of the currently outstanding shares of Common Stock until shareholder approval of such voting rights is obtained and becomes effective.

Dividend Rights

Holders shall be entitled to receive, and the Company shall pay, dividends on Series B Convertible Preferred Stock equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Common Stock.

Upon any liquidation, dissolution or winding-up of the Company, the holders of Series B Convertible Preferred Stock have a preference for the distribution of the entire remaining assets and funds of the Company legally available for distribution over any holders of other series of preferred stock or of the Common Stock.

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 28, 2025)
3.2	Certificate of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 16, 2025)
4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on May 28, 2025)
4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on May 28, 2025)
4.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on June 16, 2025)
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 28, 2025)
10.2	Form of Placement Agency Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 28, 2025)
10.3	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 28, 2025)
10.4+	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 16, 2025)
10.5	Form of Sun Advisory Agreement, dated June 16, 2025 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 16, 2025)
10.6	Form of American Ventures Agreement, dated June 16, 2025 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on June 16, 2025)
10.7	Amendment No. 1 to Employment Agreement by and between SRM Entertainment, Inc. and Richard Miller, dated June 16, 2025 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on June 16, 2025)
10.8	Amendment No. 1 to Employment Agreement by and between SRM Entertainment, Inc. and Douglas McKinnon, dated June 16, 2025 (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on June 16, 2025)
10.9	Amendment No. 1 to Employment Agreement by and between SRM Entertainment, Inc. and Taft Flittner, dated June 16, 2025 (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on June 16, 2025)
10.10	Amendment No. 1 to Employment Agreement by and between SRM Entertainment, Inc. and Deborah McDaniel-Hand, dated June 16, 2025 (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on June 16, 2025)
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1	Section 302 Certification by the Principal Executive Officer
31.2	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1 *	Section 906 Certification by the Principal Executive Officer
32.2 *	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

+ The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tron Inc.

/s/ Richard Miller
Richard Miller
Dated: August 08, 2025	Chief Executive Officer (Principal Executive Officer)

