Form 10-Q
period 2025-09-30
Tron Inc.
filed 2025-11-10
CIK 1956744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2025

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ______________

Commission File Number 001-41768

TRON INC.

(Exact name of registrant as specified in charter)

Nevada	32-0686534
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

941 W. Morse Blvd. Suite 100
Winter Park, FL	32789
(Address of principal executive offices)	(Zip Code)

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

As of November 5, 2025, there were 257,115,400 shares of the registrant’s common stock outstanding.

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

3

Item 1. Financial Statements

Tron Inc.

Tron Inc.

Consolidated Balance Sheets

As of September 30, 2025 and December 31, 2024

	September 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
Assets
Cash	$10,603,681	$1,352,373
Account receivable	531,303	794,158
Inventory	717,593	783,800
Prepaid expenses and deposits	667,493	488,746
Investment in Gameverse Interactive Corp	190,500	-
Other current assets	67,340	43,380
Total current assets	12,777,910	3,462,457

Intangible assets (net of amortization) – Related Party	2,579,592	2,796,567
Investment in digital assets – held in Treasury Wallet set up by an Affiliate	228,417,623	-
Right of Use asset (ROU)	735,905	-
Fixed assets, net of depreciation	89,627	48,279
Total assets	$244,600,657	$6,307,303

Liabilities
Accounts Payable	$216,208	$263,993
Accrued and other liabilities	418,706	252,359
Current portion of ROU liability	214,833	-
Secured loan from Related Party	-	500,000
Total Current Liabilities	849,747	1,016,352
Deferred tax liability	3,454,510	-
ROU liability	521,578	-
Total Liabilities	4,825,835	1,016,352

Shareholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized
Preferred Stock Series A, no shares outstanding	-	-
Preferred Stock Series B, 100,000 shares outstanding	10	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized 257,115,400 and 15,956,477 issues and outstanding at September 30, 2025 and December 31, 2024, respectively	25,712	1,596
Additional paid-in capital	232,128,806	10,195,598
Accumulated earnings (deficit)	7,298,294	(5,697,241)
Common Stock Payable	322,000	790,998
Total Shareholders’ Equity (Deficit)	239,774,822	5,290,951
Total Liabilities and Shareholders’ Equity (Deficit)	$244,600,657	$6,307,303

The accompanying notes are an integral part of these unaudited financial statements.

Tron Inc.

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue
Sales	$1,104,293	$876,392	$3,536,856	$3,390,676
Cost of Sales	806,395	679,874	2,680,220	2,705,945
Gross profit	297,898	196,518	856,636	684,731

Operating expense
General and administrative expenses	954,646	1,328,851	2,904,962	4,058,546

Total operating expenses	954,646	1,328,851	2,904,962	4,058,546
Operating loss	(656,748)	(1,132,333)	(2,048,326)	(3,373,815)

Other income / (expense)
Unrealized gain on digital asset investment	13,959,967	-	16,114,038	-
Unrealized Income from digital assets	2,258,770	-	2,303,539	-
Interest income	71,497	12,377	96,822	22,884
Interest expense	(4,710)	(8,916)	(16,028)	(8,916)
Total other income (expense)	16,285,524	3,461	18,498,371	13,968

Income (loss) before income tax	$15,628,776	$(1,128,872)	$16,450,045	$(3,359,847)
Provision for Income tax
Current	-	-	-	-
Deferred	3,454,510	-	3,454,510	-
Net Income (loss)	$12,174,266	$(1,128,872)	$12,995,535	$(3,359,847)

Net (loss) per share:
Basic	$0.11	$(0.11)	$0.27	$(0.32)
Fully diluted	$0.04	$(0.11)	$0.05	$(0.32)

Weighted average number of shares
Basic	110,045,018	10,581,558	48,948,051	10,389,770
Fully diluted	317,763,232	10,581,558	256,666,265	10,389,770

The accompanying notes are an integral part of these unaudited financial statements.

Tron Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

For the Three and Nine Months Ended September 30, 2025 and 2024

	Series A		Series B				Common	Additional
	Preferred Stock		Preferred Stock		Common Stock		Stock	Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Deficits	Total

Balance, December 31,2023		$-		$-	9,765,000	$977	$676,000	$4,805,117	$(1,357,896)	$4,124,198
Common stock issued for stock payable					200,000	20	(354,000)	353,980	-	-
Common stock issued for services					200,000	20	-	283,980	-	284,000
Fair value of Options granted to Employees					-	-	-	573,548	-	573,548
Net loss for the three months ended 03/31/24					-	-	-	-	(1,710,004)	(1,710,004)
Balance, March 31, 2024		-	-	-	10,165,000	1,017	322,000	6,016,625	(3,067,900)	3,271,742

Common stock issued for stock payable					-	-	154,500	-	-	154,500
Common stock issued for stock services					100,000	10	-	149,990	-	150,000
Net loss for the three months ended 06/30/24					-	-	-	-	(520,971)	(520,971)
Balance, June 30, 2024		$-	-	$-	10,265,000	$1,027	$476,500	$6,166,615	$(3,588,871)	$3,055,271
Shares issued for services from stock payable					150,000	15	(154,500)	154,485	-	-
Stock issued for services to Related Party					250,000	25	-	202,475	-	202,500
Stock issued for asset purchase to Related Party					1,500,000	150	-	1,142,850	-	1,143,000
Net loss for the three months ended September 30, 2024					-	-	-	-	(1,128,872)	(1,128,872)
Balance, September 30, 2024		$-	-	$-	12,165,500	$1,217	$322,000	$7,666,425	$(4,717,743)	$3,271,899

Balance December 31, 2024		$-	-	$-	15,956,477	$1,596	$790,998	$10,195,598	$(5,697,241)	$5,290,951
Exercise of pre-funded warrants					712,133	71	(452,748)	452,748	-	71
Common stock issued for investment in Gameverse					500,000	50	-	190,450	-	190,500
Stock issued for services					75,000	8	(16,250)	44,387	-	28,145
Fair value of Options granted to Directors								119,635	-	119,635
Net loss for the three months ended 03/31/25									(646,586)	(646,586)
Balance, March 31, 2025		-	-	-	17,243,610	1,725	322,000	11,002,818	(6,343,827)	4,982,716
Series A Preferred stock issued in private placement	5,000	-						4,591,392		4,591,392
Series A Preferred stock conversion into common stock	(5,000)	-			9,518,571	952				952
Series B preferred shares issued for fair value of tokens received in private placement			100,000	10				99,674,990		99,675,000
Exercise of options					645,000	64		343,943		344,007
Exercise of cashless warrants					18,802	2		(2)		-
Fair value of Options granted to Directors								341,186		341,186
Waiver of interest on related party Note								41,877		41,877
Net income for the three months ended 06/30/25									1,467,855	1,467,855
Balance, June 30, 2025			100,000	10	27,425,983	2,743	322,000	115,996,204	(4,875,972)	111,444,985

Warrants exercised using cash					8,928,571	893		5,802,678		5,803,571
Stock options exercised for cash					625,000	62		351,938		352,000
Stock options exercised cashless					135,846	14		(14)		-
Warrant exercised using tokens					220,000,000	22,000		109,978,000		110,000,000
Net income for the three months ended 09/30/25									12,174,266	12,174,266
Balance, September 30,	-	$-	100,000	$10	257,115,400	$25,712	$322,000	$232,128,806	$7,298,294	$239,774,822

The accompanying notes are an integral part of these unaudited financial statements.

Tron Inc.

Condensed Consolidated Statement of Cash Flows

For the Nine Months Ended September 30, 2025 and 2024

(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net Income (loss)	$12,995,535	$(3,359,847)
Adjustment to reconcile net loss to operating activities
Unrealized gain on digital asset investment	(16,114,038)	-
Unrealized income from staking activities	(2,303,539)	-
Common stock issued for services	28,145	791,000
Fair value of Officer, Director and Employee options	460,821	573,548
Depreciation and amortization	176,132	36,154
Deferred tax expense	3,454,510
Changes in operating assets and liabilities:		-
Accounts receivable	262,855	162,846
Inventory	66,207	(536,875)
Prepaid expenses	(178,792)	111,664
Accounts payable	(47,785)	562,833
Accrued expenses	208,224	(22,118)
Other assets	(23,960)	(286)
Net cash provided by (used in) operating activities	(1,015,685)	(1,681,081)

Cash flows from investing activities:
Cash paid for fixed assets	-	(23,264)
Cash paid for Intangible Assets to Related Party	-	(250,000)
Cash flows (used in) investing activities	-	(273,264)

Financing activities:
Private placement	4,592,344	-
Payment on promissory note	(500,000)	-
Expenses related to sale of preferred stock	(325,000)	-
Exercise of warrants using cash	5,803,571	-
Exercise of pre-funded warrants	71	-
Exercise of stock options	696,007	-
Cash (used in) financing activities	10,266,993	-

Net increase (decrease) in cash and cash equivalents	9,251,308	(1,954,345)

Cash and cash equivalents at the beginning of the period	1,352,373	2,980,741

Cash and cash equivalents at the end of the period	$10,603,681	$1,026,396

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
NON_CASH INFORMATION
Stock issued for Gameverse shares	$190,500	$-
Stock issued from Stock Payable – prefunded warrants	$452,748	$-
Waiver of accrued interest on related party note	$41,877	$-
Stock issued from Stock Payable	$16,250	$-
Cashless exercise of warrants	$16	$-
Fair value of preferred shares issued for digital assets	$100,000,000	$-
Warrant exercised for Common Stock using token	$110,000,000	$-
Promissory Note issued for intangible assets	$-	$1,500,000
Series A Preferred Stock conversion to common stock	$952	$-
Establish Right of Use asset and liability	$753,564	$-
Common stock issued for intangible assets	$-	$1,143,000

The accompanying notes are an integral part of these unaudited financial statements.

Tron Inc.

Notes to Financial Statements

For the Three and Nine Months Ended September 30, 2025 and 2024

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

The Company’s holding of TRON tokens (“TRX”) constitutes the largest public ownership of TRX tokens. Through SRM Ltd, our wholly owned subsidiary, the Company designs, develops, and manufactures custom merchandise which includes toys and souvenirs for the world’s largest theme parks and other entertainment venues.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of September 30, 2025 and December 31, 2024.

Accounts Receivable and Credit Risk

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. For the nine months ended September 30, 2025 and year ended December 31, 2024, the Company did not recognize any allowance for doubtful collections

Inventory

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

Digital Assets Held in Treasury Wallet Set Up by an Affiliate – Treasury Holdings

Our Digital Assets consist of TRON tokens (“TRX”), as part of its treasury strategy, that meet the scope requirements of ASU 2023-08, Accounting for and Disclosure of Crypto Assets. The Company accounts for these assets at fair value in accordance with ASC 350-60 and ASC 820, with changes in fair value recognized in net income.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Numerator:
Net income (loss)	$12,174,266	$(1,128,872)	$12,995,535	$(3,359,847)

Denominator:
Denominator for basic earnings per share - Weighted-average of shares of Common Stock issued and outstanding during the period	110,045,018	10,581,558	48,948,051	10,389,770
Denominator for diluted earnings per share	317,763,232	10,581,558	256,666,265	10,389,770

Net income (loss) per share
Basic	$0.11	$(0.11)	$0.27	$(0.32)
Diluted	$0.04	$(0.11)	$0.05	$(0.32)

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

TRX Staking

The Company engages primarily in liquid staking activities with JustLend DAO (“JustLend”), whereby it locks its digital assets (TRX tokens) in the JustLend protocol to support network operations and, in return, accrued network rewards. The Company received Staked TRX tokens (“sTRX”) in return for staking TRX. sTRX represents a tokenized version of TRX. These activities do not involve a contract with a customer and therefore are outside the scope of ASC 606, Revenue from Contracts with Customers.

The sTRX token does not generate discrete staking rewards. Instead, the economic benefit of staking is reflected through a floating conversion rate between TRX and sTRX, which increases over time based on accrued protocol rewards.

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

Foreign Currency Translation

Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the period. Equity accounts are translated at historical exchange rates. Gains and losses from foreign currency transactions and translation for the nine months ended September 30, 2025 and the year ended December 31, 2024 and the cumulative translation gains and losses as of September 30, 2025 and December 31 2024 were not material.

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

Note 3 – Inventory

At September 30, 2025 and December 31, 2024, the Company had inventory of finished goods of $717,593 and $783,800, respectively.

Note 4 - Accounts Receivable

At September 30, 2025 and December 31, 2024, the Company had accounts receivable of $531,303 and $794,158, respectively

Note 5 – Prepaid Expenses

At September 30, 2025, the Company had a total of $667,493 in prepaid expenses, consisting of deposits on orders of $141,951, prepaid insurance of $309,433 other expenses of $106,795 and security deposits of $109,314. The balance of prepaid expenses at December 31, 2024 was $488,746 consisting of deposits on orders of $396,489, prepaid insurance of $33,382 and other prepaid expenses of $58,875.

Note 6 - Investment in digital assets – held in Treasury Wallet set up by an Affiliate

On June 16, 2025, the Company entered into a Securities Purchase Agreement with an institutional investor entity (the “Investor”) for 100,000 shares of its Series B Convertible Preferred Stock par value $0.0001 per share, convertible into 200,000,000 shares of common stock and warrants with and exercise price of $0.50 per share, in exchange for $100,000,000 in digital assets consisting of TRX tokens. On June 28, 2025, the Company received 365,096,845 TRX tokens as per the Securities Purchase Agreement. On August 27, 2025, the Investor exercised the warrants for $110,000,000 in digital assets consisting of 312,500,100 TRX tokens. At September 30, 2025, the 677,596,800 tokens (out of the 677,596,945 TRX tokens received in the transactions) have been staked, through JustLend, in return for approximately 549,676,892 sTRX, a liquid staking token, which represents a tokenized version of TRX.

The following table presents the roll-forward of our digital assets for the nine months ended September 30, 2025, based on the fair value model under ASU-2023-98:

Fair Value
Balance at December 31, 2024	$-
Initial Receipt of TRX tokens for preferred stock	100,000,000
Exercise of warrants for common stock paid in tokens	110,000,000
Change in fair value	16,114,038
Unrealized income from staking TRX	2,303,539
Other unrealized income (net)	46
Balance at September 30, 2025	$228,417,623

As a result of our directors’ affiliations, potential conflicts may arise from the following relationships:

●	we engaged BiT Global, a licensed Trust or Company Service Provider and registered trust company in Hong Kong, to set up and be the custodian of the Treasury Wallet. Our director, Mr. Liu, is one of the directors of BiT Global, and

●	some of our directors have certain ties with the TRON blockchain ecosystem. For example, Weike Sun is the father of Justin Sun, the founder of TRON. Mr. Liu has been the senior advisor to Tron DAO since 2021. Mr. Yang holds senior positions for Tronscan, the official blockchain explorer for Tron protocol, and

●	currently our TRX tokens are “staked” on JustLend, a decentralized finance (DeFi) protocol, in exchange for sTRX tokens. An sTRX token is a derivative token that represents the “staked” TRX tokens, which can automatically generate yield for the token holders. JustLend, despite being a DeFi protocol, may be considered a related party due to its significant dependency on the TRON ecosystem.

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

Note 8 – Fixed Assets and Other Assets

At September 30, 2025 and December 31, 2024, the Company had fixed assets totaling $89,627 and $48,279, net of accumulated depreciation of $56,903 and $29,431, respectively, as follows:

	September 30,	December 31,
	2025	2024
Asset
Tooling and Molds	$125,245	$56,425
Computer equipment and software	21,285	21,285
	146,530	77,710
Accumulated depreciation	(56,903)	(29,431)
	$89,627	$48,279

At September 30, 2025, and December 31, 2024 other assets consisting primarily of non-depreciable molds totaled $67,430 and $43,380, respectively.

Note 9 – Intangible Assets and Secured Note – Related Party

On September 3, 2024, the Company entered into an Asset Purchase Agreement with Suretone Entertainment, Inc. (“Suretone” or “Seller”) pursuant to which the Company agreed to acquire the 2019 movie titled “The Kid” (directed by Vincent D’Onofrio and starring Ethan Hawke and Chris Pratt) and certain other assets (the “Assets”) related to “The Kid” from the Seller, for an aggregate purchase price of $2,893,000 (the “Purchase Price”). Jordan Schue, the owner and Chief Executive Officer of Suretone, is a board member and President of Safety Shot.

In consideration for the purchased Assets, the Company paid the Purchase Price which consisted of: (i) payment of $250,000 in cash on September 3, 2024; (ii) issuance of 1,500,000 restricted shares of the Company’s common stock, par value $0.0001 per share (valued at $0.762 per share which, was the market per share value of the Company’s common stock); and (iii) issuance of a secured promissory note in the original amount of $1,500,000 (the “Secured Note”) to a related party. The Secured Note’s term is one year with an interest rate of 8%. On October 21, 2024, the Company paid $500,000 and on December 13, 2024, the Company paid an additional $500,000 of the principal balance of the Secured Note leaving a principal balance of $500,000 at December 31, 2024. On January 2, 2025, the Company paid $250,000 and on June 14, 2025 paid another $250,000 which paid off the Note. In addition, the $41,877 accrued interest on the note was waived in connection with the early pay-off of the Note and recorded as an adjustment to additional paid-in capital.

The Assets are being amortized over a ten-years . Amortization expense totaled $216,975 and $96,433, respectively, for the nine months ended September 30, 2025 and year ended December 31, 2024.

Note 10 – Income Tax

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Deferred income taxes are recognized for temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

During the nine months ended September 30, 2025, the Company underwent a change of control (see Note 6 - Investment in digital assets and Note 11 – Capital Structure). As a result of the change in control, the Company falls under the Internal Revenue Code (“IRC”) section 382, which limits the ability to utilize certain NOLs.

The following table sets forth the provision for income taxes and temporary differences between financial statement carrying amounts and the tax bases.

Provision of income taxes
Current	$-
Deferred	3,454,510
Total	$3,454,510

Net income for books	$16,450,045
Unrealized gain on investment in digital assets	(16,114,038)
Unrealized Income from digital assets	(2,303,539)
Net loss for tax purposes	$(1,967,532)

Note 11 - Capital Structure

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

As such, a Schedule 14C Information Statement was mailed on or about July 23, 2025, by the Board of Directors (the “Board”) of Tron Inc. to the holders of record of our outstanding Common Stock and our outstanding shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), as of the close of business on the Record Date, pursuant to Rule 14c-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The Charter Amendment is effective August 29, 2025.

Preferred Stock – The Company has 10,000,000 shares of preferred stock, par value $0.0001 per share, of which 1,000,000 shares are designated as Series A Preferred Stock and 5,000 shares of the Series A Preferred Stock are designated as convertible, and 100,000 shares are designated as Series B Preferred Stock.

As of September 30, 2025, there were no shares of Series A Preferred Stock issued and outstanding; however, during May 2025, the Company entered into a Securities Purchase Agreement (the “May PIPE”) under the terms of which, the Company issued 5,000 Series A Preferred shares convertible into 8,928,571 shares of common stock for gross proceeds of $5,000,000 ($4,591,392 net of expenses). During June 2025, the 5,000 shares were converted into 8,928,571 shares of the Company’s common stock.

On June 16, 2025, the Company entered into a Securities Purchase Agreement under the terms of which the Company received $100,000,000 in digital assets and issued 100,000 shares of its Series B Preferred Stock convertible into 200,000,000 shares of common stock and warrants convertible into 220,000,000 shares of the Company’s common stock with an exercise price of $0.50 per share in return for the issuance of 100,000 Series B Preferred shares. The stated value of the Series B Preferred Stock is $1,000 per share. The digital assets purchase is described more fully in Note 6 above and the amendment to our Articles of Incorporation described in Item 2 below. In connection with this transaction the Company incurred a total of $325,000 in legal expense, which has been netted against the $100,000,000 in additional paid in capital.

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

The Certificate of Designation (“CoD”) for Series B Preferred Stock includes a Redemption feature such that upon the occurrence and continuance of a Triggering Event (defined as “(i) the objection or rejection by the Trading Market (as defined in the Purchase Agreement), any Governmental Entity (as defined in the Purchase Agreement), or any regulatory or self-regulatory agency of any of the Transactions (as defined in the Purchase Agreement) on or before December 31, 2025, or (ii) the failure of any regulatory or self-regulatory agency to approve all of the Transactions, if any such approval is required, on or before December 31, 2025”) and following a ten day opportunity to cure the relevant written notice from the Holders to the Company, each Holder shall have the right to require the Company to redeem all or any portion of the Series B Preferred Stock then held by such Holder for a redemption price equal to the full (for fully redemption) or pro rata (for portion redemption) Triggering Redemption Amount as defined in the CoD. On August 7, 2025, Bravemorning Limited, the Holder only waived all rights it may have pursuant to Section 8(b) of the Series B CoD, solely upon the occurrence of a Triggering Event, to require that Tron Inc. redeem all or any portion of the Series B Convertible Preferred Stock held by Bravemorning Limited for a redemption price equal to the relevant Triggering Redemption Amount as defined in the CoD.

The issuances of the Series A and B Preferred Stock in the related transactions resulted in a change of control of the Company.

Common Stock – As described above, the Company has 1,000,000,000 shares of Common Stock, par value $0.0001 authorized. At September 30, 2025 and December 31, 2024, the Company had 257,115,400 and 15,956,477 shares, respectively, of its common stock issued and outstanding

Year ended December 31, 2024, issuances included:

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

The Company issued a total of 3,291,477 shares of its common stock in connection with the Company’s Form S-3 Registration Statement No. 333-282028 filed September 11, 2024 (the “Registration”). The shares were issued at a negotiated price which generated net proceeds to the Company of $2,501,255.

Nine months ended September 30, 2025, issuances included:

The Company issued 712,133 shares of its common stock valued at $452,748 upon conversion of 712,133 pre-funded warrants which were included in Common Stock Payable at December 31, 2024.

The Company issued 25,000 shares of its common stock valued at $16,250 (market price at date of the agreement) in connection with a Consulting Agreement which were included in Common Stock Payable at December 31, 2024.

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

The Company converted 5,000 Series A Preferred shares into 9,518,571 shares of its common stock which includes 590,000 shares related to fees associated with the transaction See Series A Preferred stock above.

The Company issued 1,320,000 shares of its common stock for the exercise of stock options. Proceeds from the exercises total $696,007.

The Company issued 18,892 shares of its common stock for the cashless exercise of warrants and 135,846 shares for the cashless exercise of options.

The Company issued 8,928,571 shares of its common stock for the exercise of warrants with proceeds totaling $5,803,571.

The Company issued 220,000,000 shares of its common stock for the exercise of warrants for 312,500,100 TRX tokens valued at $110,000,000.

Common Stock Payable

At December 31, 2023, the Company had $676,000 of Common Stock Payable. Activity for the nine months ended September 30, 2024 included the following:

During the nine months ended September 30, 2024, the Company issued 200,000 shares of the Common Stock Payable valued at $354,000.

Additionally, the Company entered into a Consulting Agreement that called for the issuance of 100,000 shares valued at $154,500 (calculated using the market rate per share on date of the Agreement) which shares had not been issued at September 30, 2024.

The balance of Common Stock Payable at September 30, 2024 was $476,500.

The balance of Common Stock Payable at December 31, 2024 was $790,998. Activity for the nine months ended September 30, 2025, included the following:

During the nine months ended September 30, 2025, the Holder of the pre-funded warrants described above converted the warrants into shares of the Company’s common stock valued at $452,748.

Additionally, the 25,000 shares under the Consulting Agreement were issued and were valued at $16,250. At September 30, 2025, there was a balance of $322,000 in Common Stock Payable.

The balance of Common Stock Payable at September 30, 2025, was $322,000.

Note 12 – Options and Warrants

Options

During the year ended December 31, 2024, the Company granted a total of 995,000 options to Officers, Directors and Employees with an average exercise price of $1.21, with five-year terms and exercisable immediately. The Company recorded an expense of $573,548 in connection with these options. Additionally, the Company granted 50,000 options with an exercise price of $0.63 to a consultant, of which 25,000 are immediately vested and 25,000 are vested six months from the date of the agreement. The Company recorded an expense of $11,045 related to the vested options.

During the nine months ended September 30, 2025, the Company granted a total of 2,025,000 options to the Directors with an exercise price of $0.56 - $0.68, with five-year term and exercisable immediately. The Company recorded an expense of $460,821 in connection with these options.

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

During the nine months ended September 30, 2025, a total of 1,320,000 shares of common stock were issued in connection with options exercised. Total proceeds from the exercises were $696,007. At September 30, 2025, the Company had a total of 1,765,000 unexercised options with an average exercise price of $0.98 per share.

Warrants

On May 21, 2025, the Company entered into a Securities Purchase Agreement (the “May Securities Purchase Agreement”) with an institutional investor for a private investment in public equity (the “May PIPE Offering”) of 5,000 shares of its Series A Convertible Preferred Stock par value $0.0001 per share (the “Series A Preferred Stock”), convertible into 8,928,571 shares of Common Stock, at a conversion price of $0.56 per share of Series A Preferred Stock, and an aggregate of 8,928,571 warrants (the “May PIPE Warrants”) to acquire up to 8,928,571 shares of Common Stock, subject to beneficial ownership limitations set by the holder. The purchase price for one unit (consisting of one share of Series A Convertible Preferred Stock convertible into approximately 1,785 shares and the same number of warrants) was $1,000. The May PIPE Warrants issued in the May PIPE Offering are exercisable immediately upon issuance at an exercise price of $0.65 per share and will expire two years from the date of issuance. As of September 30, 2025, the all of the Series A Convertible Preferred Stock had been converted into a total of 8,928,571 shares of common stock, and all of the May PIPE Warrants had been exercised for 8,928,571 shares of common stock.

In addition, the Company issued to the Placement Agent or its designees the placement agent warrants (the “May Placement Agent Warrants”) to purchase up to an aggregate of 535,714 shares of Common Stock (6.0% of the Common Stock sold in the May PIPE Offering). The Placement Agent Warrants have identical terms as the May PIPE Warrants. As of September30, 2025, the Placement Agent Warrants have not been exercised.

In addition, pursuant to an Advisory Agreement with an entity associated with American Ventures (the investor in the previously disclosed May 2025 Series A preferred stock offering and disclosed below), the Company issued a warrant to American Ventures (the “American Ventures Warrants”) for 5,360,000 warrants with substantially the same terms as the June PIPE Warrants except that the American Ventures Warrants are exercisable for five years. As of September 30, 2025, the American Ventures Warrants had not been exercised.

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

The following table sets for the Warrant activity for the nine months ended September 30, 2025:

Balance at December 31, 2024	-
May PIPE Warrants	8,928,571
Placement Warrants	535,714
American Venture Warrants	5,360,000
Exercise of the May PIPE Warrants	(8,928,571)
June PIPE Warrants	220,000,000
Exercise of the June PIPE Warrants	(220,000,000)
Balance September 30, 2025	5,895,714

Note 13 - Segment Reporting

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

The digital assets have nominal costs associated with revenue generated through staking.

The following table presents segment revenue and segment gross profit for the nine months ended September 30, 2025 and 2024 reviewed by the CODM:

	September 30,	September 30
	2025	2024

Revenue from Toy sales	$3,536,856	$3,390,676
Cost of sales	2,680,220	2,705,945
Gross profit	856,636	684,731

Income from digital assets
Unrealized Gain on digital asset investments	16,114,038	-
Unrealized income from staking activities	2,303,539	-
Total income from digital assets	18,417,577	-

Operating (expenses)	(2,904,962)	(4,058,546)
Net interest income	80,794	13,968
Pre-tax net income (loss)	16,450,045	(3,359,847)
Deferred tax expense	(3,454,510)	-
Net Income (loss)	$12,995,535	$(3,359,847)

Assets and liabilities are not separately analyzed or reported to the CODM and are not used to assist in decisions surrounding resource allocation and assessment of segment performance. As such, an analysis of segment assets and liabilities has not been included in this financial information.

Note 14 - Commitments and Contingencies

The Company entered into a new office lease Effective September 1, 2025. The primary term of the lease is three years and two months with a renewal option for an additional two years. Minimum annual lease payments for the primary term and renewal are as follows:

Primary Period	Amount	Amount During Renewal Period	Amount
September 1 to August 31, 2026	$262,354	November 1 to October 31, 2029	$278,988
September 1 to August 31, 2027	$267,601	November 1 to October 31, 2030	$284,568
September 1 to August 31, 2028	$273,518
September 1 to October 31, 2028	$46,498

Under the new standard for lease reporting, the Company recorded a Right of Use Asset (“ROU”) and an offsetting lease liability of $753,564 representing the present value of the future payments under the lease calculated using an 7.5% discount rate (the current borrowing rate of the company). The ROU and lease liability are amortized over the three-year life of the lease. The unamortized balances at September 30, 2025 were ROU asset of $ 735,905, current portion of the lease liability of $214,833 and non-current portion of lease liability of $521,578.

Additionally, the Company recognized accreted interest expense of $4,710 and rent expense of $17,658 for the lease during the nine months ended September 30, 2025.

Legal Proceedings

The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position, results of operations or liquidity.

Note 15 – Subsequent Events

On July 28, 2025, the Company filed an S-3 Registration Statement under which the Company may, from time to time in one or more offerings, offer and sell up to $1,000,000,000 in the aggregate of common stock, preferred stock, debt securities, warrants and rights to purchase common stock or preferred stock, or any combination of the foregoing, either individually or as units comprised of one or more of the other securities. Pursuant to the SEC comment letters, on August 22, 2025 and October 17, 2025, the Company filed amendment to the S-3.

The Company evaluated subsequent events through the date of this filing and has had no additional material events subsequent to September 30, 2025.

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

Business

TRX Tokens Treasury

Founded in 2017, TRON is a decentralized blockchain network that supports smart contracts and decentralized applications. TRX token is the governance token of the TRON network, which is used to pay for on-chain transaction fees, participate in network governance and incentivize validators who generate blocks and validate transactions for the network. Users can also stake TRX tokens to vote for validators who facilitate the block generation and transaction validation process and earn staking rewards.

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

Our TRX Tokens Holdings

We currently hold approximately 94 TRX tokens and approximately 549,676,892 sTRX tokens. We have not yet had any TRX token dispositions.

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

June 2025 PIPE Offering

On June 16, 2025, the Company entered into a Securities Purchase Agreement (the “June Securities Purchase Agreement”) with an institutional investor entity (the “Investor”) for a private investment in public equity (the “June PIPE Offering”) of 100,000 shares of its Series B Convertible Preferred Stock par value $0.0001 per share (the “Series B Preferred Stock”), convertible into 200,000,000 shares of common stock, par value $0.0001 (the “Common Stock”), at a conversion price of $0.50 per share of Common Stock, and warrants (the “June PIPE Warrants”) to acquire up to 220,000,000 shares of Common Stock. The June PIPE Warrants issued in the June PIPE Offering are exercisable immediately upon issuance at an exercise price of $0.50 per share and will expire two years from the date of issuance. The 100,000 shares of Series B Preferred Stock are referred to herein as the “Preferred Stock Shares.” Item 5. below for additional information regarding the Series B Preferred Stock.

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

On August 27, 2025, the Investor exercised the warrants for $110,000,000 in digital assets consisting of 312,500,100 TRX tokens.

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

On July 11, 2025, to effectuate the Name Change, the Company filed a Certificate of Amendment to the Articles of Incorporation of the Company, as amended (the “Charter Amendment”) with the Secretary of State of the State of Nevada. The Name Change and the Symbol Change took effect on the Nasdaq Capital Market on July 17, 2025. See Item 5. below for additional information.

These moves reflect the Company’s broader strategic transformation and its commitment to aligning more closely with the TRON blockchain ecosystem, following the launch of its TRON-focused treasury strategy. The Company’s ticker change to “TRON” reinforces its brand identity and positions it as a key corporate player in the rapidly evolving blockchain and digital asset economy.

Increase in the authorized number of shares of common stock and Change of Control

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

The Charter Amendment was effective August 29, 2025.

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

Significant Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements for the nine months ended September 30, 2025 and 2024 and audited financial statements for the year ended December 31, 2024, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and the rules and regulations of the Securities and Exchange Commission. The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of September 30, 2025 or December 31, 2024.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Numerator:
Net income (loss)	$12,174,266	$(1,128,872)	$12,995,535	$(3,359,847)

Denominator:
Denominator for basic earnings per share - Weighted-average of shares of Common Stock issued and outstanding during the period	110,045,018	10,581,558	48,948,051	10,389,770
Denominator for diluted earnings per share	317,763,232	10,581,558	256,666,265	10,389,770

Net income (loss) per share
Basic	$0.11	$(0.11)	$0.27	$(0.32)
Diluted	$0.04	$(0.11)	$0.05	$0.32)

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

The Company’s deferred tax liability at September 30, 2025, consisted primarily of unrealized gains on its investments in digital assets and income derived from staking digital assets calculated using the effective tax rate (21% US rate) equating to approximately $3,454,510. The Company’s deferred tax assets at December 31, 2024 consisted of net operating loss carry forwards calculated using effective tax rates (20.6% average of China and US rates) equating to $1,377,232, less a valuation allowance in the amount of approximately $1,377,232 for the year ended December 31, 2024.

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

Results of Operations

The following table provides selected financial data about us for the three and nine months ended September 30, 2025 and 2024, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue
Sales	$1,104,293	$876,392	$3,536,856	$3,390,676
Cost of Sales	806,395	679,874	2,680,220	2,705,945
Gross profit	297,898	196,518	856,636	684,731

Operating expense
General and administrative expenses	954,646	1,328,851	2,904,962	4,058,546

Total operating expenses	954,646	1,328,851	2,904,962	4,058,546
Operating loss	(656,748)	(1,132,333)	(2,048,326)	(3,373,815)

Other income / (expense)
Unrealized gain on digital asset investment	13,959,967	-	16,144,038
Unrealized Income from digital assets	2,258,770		2,303,539
Interest income	71,497	12,377	96,822	22,884
Interest expense	(4,710)	(8,916)	(16,028)	(8,916)
Total other income (expense)	16,285,524	3,461	18,498,371	13,968

Pre-tax net income (loss)	$15,628,776	$(1,128,872)	$16,450,045	$(3,359,847)

Deferred income tax	3,454,510	-	3,454,510	-
Net income (loss)	$12,174,266	$(1,128,872)	$12,995,535	$(3,359,847)

For the three months ended September 30, 2025 and 2024

Revenues and Cost of Sales

We generated $1,194,293 in revenues for the three months ended September 30, 2025 compared to $876,392 revenues for the three months ended September 30, 2024. The increase is primarily due to the expansion of a major theme park opening in Orlando in 2025. Our business benefited from the publicity and enthusiasm that typically surrounds new theme park openings. Additionally, we have been able to increase our margins.

Operating Expenses and Other Income

(iii) Operating expenses for the three months ended September 30, 2025 and 2024 were $954,646 and $1,328,851, respectively. The operating expenses for the three months ended September 30, 2025, consisted of (i) marketing expense of $42,202, (ii) legal and professional fees of $117,191, (iii) amortization and depreciation of $84,906, (iv) rent and utilities of $39,635, (v) general and administrative expense of $482,769 and (vi) $187,969 of Nasdaq and other related fees, versus the operating expenses for the three months ended September 30, 2024, consisting of (i) marketing expense of $7,083, (ii) legal and professional fees of $656,900, amortization and depreciation of $28,908, (iv) rent and utilities of $16,885, (v) general and administrative expense of $388,147, (vii) $28,428 in Nasdaq and other related fees and (vi) $202,500 of stock based compensation.

The Company had an unrealized gain on its digital asset investment of $13,959,967 due to the increase in market value of the digital asset, unrealized income from digital assets of $2,258,770 from revenue generated from the digital assets and net interest income and expense of $66,787.

The Company had deferred income tax expense related to the unrealized gains and income related to its digital assets resulting in a deferred tax provision of $3,454,510.

Income/Losses

Net income was $12,174,266 for the three months ended September 30, 2025 and the net loss was $1,128,872 for the three months ended September 30, 2024.

For the nine months ended September 30, 2025 and 2024

Revenues and Cost of Sales

We generated revenues of $3,536,856 for the nine months ended September 30, 2025 compared to revenues of $3,390,676 for the nine months ended September 30, 2024. The increase is primarily due to expansion of a major theme park opening in Orlando in 2025, our business also benefited from the publicity and enthusiasm that typically surrounds new theme park openings. Additionally we have been able to increase our margins.

Operating Expenses and Other Income

Operating expenses for the nine months ended September 30, 2025 and 2024 were $2,904,962 and $4,058,546, respectively. The operating expenses for the three months ended September 30, 2025, consisted of (i) marketing expense of $93,410, (ii) legal and professional fees of $371,559, (iii) amortization and depreciation of $244,447, (iv) rent and utilities of $69,773, (v) general and administrative expense of $1,387,921, (vi) Nasdaq and related fees of 248,912 and (vii) $488,966 of stock based compensation, versus the operating expenses for the three months ended September 30, 2024, consisting of (i) marketing expense of $39,334, (ii) legal and professional fees of $1,374,547, (iii) amortization and depreciation of $36,154, (iv) rent and utilities of $34,466, (v) general and administrative expense of $1,144,553, (vi) Nasdaq and related fees of $64,954, and (vii) stock based compensation of $1,364,548.

The Company had an unrealized gain on its digital asset investment of $16,114,038 due to the increase in market value of the digital asset, unrealized income from digital assets of $2,303,539 from revenue generated from the staking of digital assets and net interest income and expense of $80,794.

The Company had deferred income tax expense related to the unrealized gains and income related to its digital assets resulting in a deferred tax provision of $3,454,510.

Income/Losses

Net income was $12,995,535 for the nine months ended September 30, 2025 and the net loss was $3,359,847 for the nine months ended September 30, 2024.

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

Liquidity and Capital Resources

As of September 30, 2025, we had approximately $10,603,681 in cash and cash equivalents, an increase of $9,251,308 from the $1,352,373 we had as of December 31, 2024. As of September 30, 2025, we had approximately $11,928,163 in working capital, an increase of $9,482,058 from the $2,446,105 we had at December 31, 2024.

Operating Activities:

Net cash used in our operating activities during the nine months ended September 30, 2025, totaled $1,015,685 compared to $1,681,081 used during the nine months ended September 30, 2024.

Financing Activities:

On May 21, 2025, the Company entered into the May Securities Purchase Agreement with a single institutional investor (the “May investor”) for a private investment in public equity. The “May PIPE Offering” of 5,000 shares of its Series A Convertible Preferred Stock par value $0.0001 per share, convertible into 8,928,571 shares of Common Stock, at a conversion price of $0.56 per share of Series A Preferred Stock, and an aggregate of 8,928,571 May PIPE Warrants to acquire up to 8,928,571 shares of Common Stock, subject to beneficial ownership limitations set by the holder. The May PIPE Offering closed on May 27, 2025, with aggregate proceeds totaling $4,592,344 net of associated costs and fees. See Part II. Item 5. below for more information.

On June 16, 2025, the Company entered into the June Securities Purchase Agreement with an institutional investor entity (the “June Investor”) for a private investment in public equity. The “June PIPE Offering” of 100,000 shares of its Series B Convertible Preferred Stock, convertible into 200,000,000 shares of common stock at a conversion price of $0.50 per share of Common Stock, and June PIPE Warrants to acquire up to 220,000,000 shares of Common Stock. On June 28, 2025, the Investor paid the $100 million purchase price for the Preferred Stock Shares and Warrants in the form of TRX tokens, based on the closing price of TRX tokens on June 15, 2025. See Part II. Item 5. below for more information.

During July through September 2025, the May Investor in the May PIPE Offering exercised all 8,928,571 of the May PIPE Warrants for aggregate proceeds of $5,803,571.

On August 27, 2025, the June Investor in the June PIPE Offering exercised the June PIPE Warrants for 312,500,100 TRX tokens valued at $110,000,000. See Part II.

During the nine months ended September 30, 2025, a total of 1,270,000 shares of common stock were issued in connection with options exercised. Total proceeds from the exercises were $696,007.

During the nine months ended September 30, 2025, we paid $500,000 on a promissory note to a related party issued in connection with our purchase of the movie entitled “The Kid” leaving a zero balance at September 30, 2025, on the original principal of $1,500,000.

Additionally, during the nine months ended September 30, 2025, we paid a total of $325,000 in legal fees related to the June 2025 PIPE transaction.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the nine months ended September 30, 2025 and year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities sold during the period covered by this Quarterly Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description
3.1	Certificate of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on September 2, 2025)
4.1	Amendment to Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on August 29, 2025)
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1	Section 302 Certification by the Principal Executive Officer
31.2	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer
32.2*	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Tron Inc.

/s/ Richard Miller
Richard Miller
Dated: November 10, 2025	Chief Executive Officer (Principal Executive Officer)

