Form 10-K
period 2025-12-31
Tron Inc.
filed 2026-03-25
CIK 1956744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 01-41768

TRON INC.

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

As of June 30, 2025, there were 27,425,983 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding, of these, 13,063,882 shares were held by non-affiliates of the registrant. The market value of securities held by non-affiliates was $101,245,086 as of June 30, 2025, based on the closing price of $7.75 for the registrant’s common stock on June 30, 2025.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 24, 2026, was 274,382,064.

This Annual Report on Form 10-K includes the accounts of Tron Inc. (formerly SRM Entertainment, Inc.), a Nevada corporation (“Tron”). References in this Report to “we”, “our”, “us”. “Tron”, or the “Company” refer to Tron Inc. and its consolidated subsidiary unless the context dictates otherwise.

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

PART I

ITEM 1. BUSINESS

General Overview

Tron Inc. (formerly SRM Entertainment, Inc.), is a publicly traded company pioneering blockchain-integrated treasury strategies. As the public company with the largest TRON (TRX) tokens holdings, the Company is committed to transparency, long-term value creation and the adoption of decentralized financial tools. In addition, through our wholly owned subsidiary, the Company designs, develops, and manufactures custom merchandise which includes toys and souvenirs for the world’s largest theme parks and other entertainment venues. Many of the Company’s products are based on award winning multi-billion-dollar entertainment franchises that are featured in popular movies and books. The products are distributed worldwide at Walt Disney Parks and Resorts, Universal Parks and Destinations, United Parks and Resorts – SeaWorld, Six Flags and other attractions.

Tron Inc. is a Nevada corporation and was incorporated on April 22, 2022. SRM Entertainment Limited (“SRM Ltd”), a wholly owned subsidiary, is a limited company incorporated in the Hong Kong Special Administrative Region of the People’s Republic of China on January 23, 1981, and was acquired by the Company on August 14, 2023. The consolidated companies are collectively referred to as the Company.

On June 16, 2025, we entered into the June Securities Purchase Agreement (as defined below) with Bravemorning (as defined below). On August 29, 2025, Bravemorning acquired 220,000,000 shares of the Company’s common stock, par value $0.0001 (the “Common Stock”), via its exercise of June PIPE Warrants (as defined below) with total dollar amount of $110,000,000, and upon such acquisition, Bravemorning became the owner of approximately 86.6% of the Company’s outstanding shares of Common Stock. Mr. Weike Sun, who is a director of the Company, is the sole shareholder of Bravemorning. Upon the August Warrant Exercise (as defined below) in connection with the June Securities Purchase Agreement (as defined below), Bravemorning also held 100,000 Preferred Stock Shares (as defined below), which are convertible into an additional 200,000,000 shares of Common Stock and which vote on an as-converted basis with the Common Stock; and Bravemorning’s ownership of Common Stock and Preferred Stock Shares gave it an aggregate voting power of approximately 92.5%. As of March 18, 2026, Bravemorning holds an aggregate voting power of approximately 88.5%. Mr. Weike Sun, who is a director of the Company, is the sole shareholder of Bravemorning. See “Recent Developments” for more information on these transactions and also on the Employment Agreement Amendments, the Name Change, the Symbol Change and the Charter Amendment (all as defined below). These moves reflect the Company’s broader strategic transformation and its commitment to aligning more closely with the TRON blockchain ecosystem, following the launch of its Tron-focused treasury strategy. The Company’s ticker change to “TRON” reinforces its brand identity and positions it as a key corporate player in the rapidly evolving blockchain and digital asset economy.

On December 24, 2025, the Company entered into a Stock Purchase Agreement (the “December Investment”) for $18 million of our restricted common stock with Black Anthem Limited owned by Justin Sun. The closing of the December Investment occurred on January 8, 2026. See “Recent Developments” for more information on this transaction.

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

TRX Tokens Treasury

The TRX token is the governance token of the TRON network, which is used to pay for on-chain transaction fees, participate in network governance and incentivize validators who generate transaction blocks for the network. Users can also stake TRX tokens to vote for validators who facilitate the block validation process and receive staking rewards.

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

The TRX token is the native token of the TRON blockchain. As of March 18, 2026, the TRX token ranked number 6 by market valuation among all non-stablecoin crypto tokens globally. The Company’s plan is to accumulate and hold TRX tokens in its treasury and stake substantially all TRX tokens to earn yield. The Company has been engaging primarily in liquid staking activities by staking TRX tokens in its treasury through JustLend DAO (“JustLend”), the leading decentralized finance (“DeFi”) protocol on the TRON blockchain, whereby it stakes its digital assets (TRX tokens) into the JustLend protocol to support network operations and, in return, accrued network rewards. The JustLend platform generates yield through a combination of standard staking rewards (i.e. token rewards derived from delegating to super representative nodes) and “energy” rental income on the TRON blockchain (i.e. renting to other users the idle TRON “energy” resources entitled by TRX staking).

Under standard TRX staking mechanism, TRX stakers are able to participate in community governance by voting for super representatives. Yield from standard TRX staking generally refers to (1) energy and bandwidth obtained by users after staking TRX on the TRON blockchain and (2) the voting rewards in the form of TRX tokens obtained by users after voting for the super representatives. Energy rental generally refers to users earning rent by renting out the energy that is obtained by staking TRX on the TRON blockchain. According to the mechanism of the TRON blockchain, deploying or triggering smart contracts consumes energy; and if energy is insufficient, TRX token(s) will be burned to make up for the missing resources. Energy could be obtained by either staking TRX tokens or burning TRX tokens. Given the market demands, there are energy rental protocols in the market (such as JustLend Energy Rental), such that users can borrow energy without staking nor burning TRX tokens. Users who already have staked their TRX tokens on the TRON blockchain have the ability to lend their energy out to earn additional income.

The use cases of the TRX token include (but are not limited to):

(i) Governance of TRON blockchain: By staking their TRX token holdings, TRX token holders will be able to vote for super representative candidates. The top 27 super representative candidates with the highest votes will become the super representative nodes (the “SR”) and be able to participate in validation and block production. The super representative candidates who rank 28th to 127th are called super representative partners (the “SR Partners”). Each of the SRs, SR Partners and other super representative candidates may initiate community proposals, but only SRs are entitled to vote for the proposals. As of March 18, 2026, the SRs of TRON blockchain include, among others, Google Cloud, Binance, HTX, Kraken, OKX, OKCoin Japan, Kiln, P2P.org, Nansen, and Abra Capital.

(ii) Transaction fees on TRON blockchain: TRX token is primarily used to pay transaction fees on the TRON blockchain. Generally speaking, users of the TRON blockchain are required to utilize token resources (namely “bandwidth” and “energy”) in their wallets to process transactions. Users can obtain such resources by either burning or staking TRX tokens.

(iii) Incentivizing SRs to maintain security and functionality of TRON blockchain: Block generation rewards and voting rewards on the TRON blockchain are issued in the form of TRX token. An SR is entitled to block generation rewards, and voting rewards are distributed to both SRs and SR Partners.

The genesis supply of the TRX token was 100 billion. New tokens are generated currently at the rate of approximately 1.5% per annum as governance and block validation rewards. On the offsetting side, TRX token is burned by the users to pay transaction fees for on-chain activities. Consequently, the supply change of TRX token depends on how active the blockchain is. During the period from January 1, 2022 to March 18, 2026, TRX token has been in deflation at approximately 1.7% per annum. As of March 18, 2026, the supply of TRX token is approximately 94.8 billion. Currently there is no lock-up, and substantially all the TRX tokens are in circulation.

The TRON protocol, one of the largest blockchain-based operating systems in the world, offers public blockchain support of high throughput, high scalability, and high availability for all decentralized applications (DApps) in the TRON ecosystem.

The TRON mainnet was launched in June 2018. It marked the transition of TRX token from being an ERC-20 token on the Ethereum blockchain to the native governance token of TRON blockchain, an independent and standalone network.

Through years of development, TRON blockchain has been uniquely positioned as the dominant settlement protocol for on-chain stablecoin payment. As of March 18, 2026, TRON had over 371 million in total user wallets globally, hosting approximately 86.4 billion in TRC-20 USDT (Tether) accounting for approximately 46.9% of total USDT circulation.

TRON block generation is secured and validated by a diverse group of super representative nodes globally including major industry players such as Google Cloud, Binance, HTX, Kraken, OKX, OKCoin Japan, Kiln, P2P.org, Nansen, and Abra Capital.

The Company holds the treasury tokens in a self-managed wallet (the “Treasury Wallet”). The board of directors of the Company (the “Board”) has full control and access to the wallet, which was set up by BiT Global Trust Limited (“BiT Global”). BiT Global is a licensed Trust or Company Service Provider under the licensing regime administered by the Companies Registry of Hong Kong and a trust company registered under section 78(1) of the Trustee Ordinance (Cap. 29) of Hong Kong, and is therefore a regulated custodian.

The Treasury Wallet is safely kept in a secure location in Hong Kong controlled by BiT Global. It utilizes the proprietary technology and on-chain compliance monitoring services provided by BiT Global. Pursuant to the Self-Managed Wallet Services Agreement (the “BiT Global Services Agreement”) entered into by the Company and BiT Global on June 26, 2025, BiT Global has set up the Treasury Wallet for the Company, licenses certain BiT Global technology, and provides monitoring services relating to on-chain wallet activities. The Company retains sole control of the Treasury Wallet and private keys in Hong Kong. Mr. Weike Sun and Mr. Zi Yang, our Directors, are authorized by the Board to make the arrangement for safeguarding and operating the private keys of the Treasury Wallet. Due to security considerations, the details of the private key arrangement are highly confidential and not for public disclosure. The Board is primarily responsible for verifying the existence of treasury token holdings. The Company’s auditors also have inspected and verified the Treasury Wallet operations and the existence of the treasury token holdings. There currently is no insurance coverage on the treasury tokens.

The BiT Global Services Agreement contains customary provisions relating to fees, confidentiality, compliance with applicable law, indemnification, limitations of liability, and termination. The foregoing description of the BiT Global Services Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the BiT Global Services Agreement, which is incorporated herein by reference as Exhibit 10.30.

The Company has staked and plans to continue to stake TRX tokens in its treasury into Staked TRX (sTRX) tokens through JustLend, the leading DeFi protocol on the TRON blockchain which executes transactions through smart contracts, to accrue enhanced staking yield from both standard TRX staking and energy rental. JustLend is the DeFi staking platform designated by the Company to generate enhanced staking yield via the staked TRX token (sTRX). The Company has currently staked nearly 100% of the TRX tokens in its treasury into sTRX tokens. See “Our TRX Tokens Holdings” below. By holding sTRX tokens, the Company is able to accrue enhanced yields from both standard TRX staking and energy rental.

The staking rewards generated from staking TRX tokens into sTRX via JustLend are distributed according to the protocol’s rules. Currently, 20% of the rewards are retained by the JustLend protocol as protocol revenue, while the remaining 80% are allocated to sTRX token holders on a pro-rata basis. BiT Global does not receive any portion of the staking rewards.

The staking of TRX tokens into sTRX tokens through JustLend was executed on the JustLend webpage. JustLend is a decentralized finance protocol, and the staking is governed by the Terms of Service of JustLend. There is no separate agreement between the Company and JustLend. The Company has not engaged in offline staking.

The TRX token is the native token of the TRON blockchain, and it serves as the utility token for various scenarios. The staked TRX token (sTRX) is a derivative token issued by the JustLend DAO protocol that represents the “staked” TRX tokens, and provides holders exposure to automatically accruing yield through standard TRX staking rewards and energy renting. Users can obtain sTRX tokens by staking TRX tokens on JustLend. The sTRX token is not fixed at a 1:1 conversion ratio with the TRX token; instead, the number of TRX tokens which can be exchanged from one sTRX token increases over time as rewards accumulate in the overall pool of staked tokens. As the voting rewards and energy rent accrue, the conversion ratio of the TRX token to the sTRX token increases gradually, so that the number of TRX tokens which can be obtained by users by unstaking and swapping from sTRX tokens back to TRX tokens increases accordingly. By holding sTRX tokens, the Company is able to accrue enhanced yields from both standard TRX staking and energy rental. For the avoidance of doubt, the sTRX token does not generate discrete staking rewards. Instead, the economic benefit of staking is reflected through a floating conversion rate between TRX and sTRX, which increases over time based on accrued protocol rewards. For comparison, the TRX token remains the native token of the TRON blockchain, and which can be used directly for transaction fee payments and community governance; whereas the sTRX token functions as a staking and yield-bearing certificate. On June 28, 2025 and August 28, 2025, 365,096,800 and 312,500,000 TRX tokens were converted into approximately 297,543,246 and approximately 252,133,646 sTRX tokens respectively, based on the real-time conversion ratio according to the JustLend webpage. According to the JustLend DAO documentation, users who unstake their sTRX must wait 14 days before they can withdraw the unstaked TRX by clicking “Withdraw” on the same page.

As of the date of this Annual Report, the Company does not have any material agreements with counterparties relating to the purchase or sale of TRX tokens. To date, the TRX tokens held in the Company’s treasury were received (i) as payment in kind from the Company’s controlling shareholder in connection with the issuance of Series B Preferred Stock and warrant shares in connection with the June Securities Purchase Agreement (as defined below); and (ii) as a result of the token sale and purchase transactions under the BGDL Token S&P Agreement (as defined below).

Our TRX token strategy generally involves from time to time, subject to market conditions, (i) issuing debt or equity securities or engaging in other capital raising transactions with the objective of using the proceeds to purchase TRX tokens, and (ii) acquiring TRX tokens with our liquid assets that exceed working capital requirements. We intend to fund further TRX token acquisitions primarily through issuances of common stock and a variety of fixed-income instruments, including debt, convertible notes and preferred stock. As of March 18, 2026, our authorized capital stock consists of 1,000,000,000 shares of Common Stock, and 10,000,000 shares of preferred stock, par value $0.0001 per share (the “Preferred Stock”), of which 1,000,000 shares are designated as Series A Preferred Stock and 5,000 shares of the Series A Preferred Stock are designated as convertible, and 100,000 shares are designated as Series B Preferred Stock, of which 100,000, are designated as convertible

We view our TRX tokens holdings as long-term holdings and expect to continue to accumulate TRX tokens. We have not set any specific target for the amount of TRX tokens we seek to hold, and we will continue to monitor market conditions in determining whether to engage in additional financings to purchase additional TRX tokens. This overall strategy also contemplates that we may (i) enter into additional capital raising transactions that are collateralized by our TRX tokens holdings, and (ii) consider pursuing strategies to create income streams or otherwise generate funds using our TRX tokens holdings.

The primary focus of the business of the Company is the accumulation of TRX tokens with the goal to realize long-term value creation through price appreciation and staking yield. The sTRX token, being a derivative token that represents the “staked” TRX token, provides exposure to additional yield from standard TRX staking rewards and energy renting. The Company currently has no intention to use its TRX token reserve to support or finance its operating activities. However, the Company will not rule out the possibility of doing so in the future, subject to its business or financing needs. Further, save for the USDT (Tether) stablecoins received by the Company under the December Investment (as defined below), the Company currently does not plan to hold any crypto assets other than TRX tokens and sTRX tokens which were obtained from TRX staking.

TRON Blockchain

Founded in 2017 by Justin Sun, TRON is an open blockchain network that supports smart contracts and decentralized applications. Justin Sun oversaw development of the TRON blockchain prior to the establishment of TRON DAO in 2021.

The TRON blockchain is a public blockchain with high throughput, cost-efficient capacity which is widely used as decentralized infrastructure by stablecoins, decentralized finance (DeFi), and other decentralized applications (DApp). The TRON Virtual Machine (TVM) supports the deployment and execution of smart contracts, with the network operating under a Delegated Proof-of-Stake (DPoS) consensus mechanism which allows the holders of the blockchain’s native tokens to participate in community governance by staking, voting and election of validators.

The latest major developments of the TRON blockchain include:

- In August 2025, the TRON community voted and approved the energy price amendment proposal, lowering the unit price of energy from 0.00021 TRX to 0.00010 TRX in August 2025 (Proposal #104), further reducing the transaction fees of the TRON blockchain. See “Recent Developments – Lowering of Transaction Fees” and “Risk Factors - The price decrease of energy, a type of system resources on the TRON blockchain, could negatively affect the Company.”

- In May 2025, TRON blockchain completed the GreatVoyage-v4.8.0 (Kant) upgrade. It aims at enhancing the blockchain’s compatibility with Ethereum (following the Cancun upgrade) to make it easier for developers to migrate applications from Ethereum to TRON blockchain.

Justin Sun does not serve as an executive officer of the Company. More specifically, Justin Sun does not hold any officer position for the Company or any subsidiary thereof, he is not in charge of any business unit, and he does not perform any policy making functions. He acts solely in an advisory role as an independent contractor, pursuant to the terms of the Sun Advisory Agreement, as defined and further described below.

Our TRX Tokens Holdings

Upon completion of the June PIPE Offering (as defined below), the Company received 365,096,845 TRX tokens, being part of the Consideration Tokens (as defined below) from Bravemorning (as defined below). Upon completion of the August Warrant Exercise (as defined below), the Company received an additional 312,500,100 TRX tokens, being the Warrant Exercise Tokens (as defined below) from Bravemorning. As of March 18, 2026, the Company holds approximately 9,769,626 TRX tokens and approximately 549,676,892 sTRX tokens.

An aggregate of 365,096,800 TRX tokens of the Consideration Tokens held by the Company have been “staked” on JustLend, a decentralized finance (DeFi) protocol, on June 28, 2025 in exchange for approximately 297,543,246 Staked TRX (sTRX) tokens. 312,500,000 TRX tokens of the Warrant Exercise Tokens held by the Company have been “staked” on JustLend on August 28, 2025 in exchange for approximately 252,133,646 sTRX tokens. “Staking” is a process commonly used in the blockchain industry that allows network participants to earn rewards by locking their tokens in wallets. The sTRX token is a derivative token that represents the “staked” TRX tokens, which can automatically generate yield (through the combination of standard TRX staking rewards and energy renting) for the token holders. The sTRX token does not generate discrete staking rewards. Instead, the economic benefit of staking is reflected through a floating conversion rate between TRX and sTRX, which increases over time based on accrued protocol rewards.

Therefore, out of the 677,596,945 TRX tokens received by the Company from the June PIPE Offering and the August Warrant Exercise, the Company has staked 677,596,800 TRX tokens (which is nearly 100% of the TRX tokens received) into approximately 549,676,892 sTRX tokens. It is necessary for the Company to retain a small portion of TRX tokens for the on-chain transaction fees payment.

As of March 18, 2026, the Company has not yet had any TRX token dispositions.

The Company intends to substantially utilize its excess cash to accumulate TRX tokens, and execute the relevant transactions (including potential future disposals) through a variety of leading global trading platforms to ensure the execution quality. The Company’s digital asset treasury (DAT) strategy is to buy and hold TRX tokens without hedging, as we believe that market timing generally is counter productive longer term.

The Company and the TRON Ecosystem

While there are crossover relationships between certain directors of the Company and the TRON blockchain ecosystem (Weike Sun is the father of Justin Sun, the founder of TRON, Zhihong Liu has been a senior advisor to TRON DAO, and Zi Yang is associated with Tronscan, the official internet explorer for the TRON blockchain), there is no direct relationship between the Company and the TRON DAO. The Company’s name merely recognizes that it has adopted a treasury strategy focused on TRX, the native token of the TRON blockchain. The TRON DAO, by contrast, is the decentralized autonomous organization that, since 2021, facilitates the development of the TRON blockchain network. Justin Sun, our advisor, founded TRON in 2017 and oversaw its development prior to the establishment of TRON DAO in 2021. Super Representatives, elected by the community of TRX holders and acting by consensus are the sole decision makers for TRON DAO. While it is possible that developments to the TRON blockchain, as directed and agreed by TRON DAO, could affect consumer use of or market perception about TRX, and thus impact our business, the relationship to the Company is incidental.

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

June 2025 PIPE Offering

On June 16, 2025, the Company entered into a Securities Purchase Agreement (the “June Securities Purchase Agreement”) with Bravemorning for a private investment in public equity (the “June PIPE Offering”) of 100,000 shares of its Series B Convertible Preferred Stock par value $0.0001 per share (the “Series B Preferred Stock”), convertible into 200,000,000 shares of common stock, at a conversion price of $0.50 per share of Common Stock, and warrants (the “June PIPE Warrants”) to acquire up to 220,000,000 shares of Common Stock. The June PIPE Warrants issued in the June PIPE Offering are exercisable immediately upon issuance at an exercise price of $0.50 per share and set to expire two years from the date of issuance. The 100,000 shares of Series B Preferred Stock are referred to herein as the “Preferred Stock Shares.”

The issuance of the Preferred Stock Shares and the June PIPE Warrants occurred on June 16, 2025.

On June 28, 2025, Bravemorning paid the $100 million purchase price for the Preferred Stock Shares and Warrants (based on the closing price of TRX tokens on June 15, 2025), and on August 28, 2025, Bravemorning paid the $110 million exercise price for the August Warrant Exercise (based on the closing price of TRX tokens on August 26, 2025), in the form of TRX tokens (the “Consideration Tokens”). The Consideration Tokens are held in the custodian wallet account (“Treasury Wallet”) designated and controlled by the Board. The Treasury Wallet is set up by BiT Global, a licensed Trust or Company Service Provider and registered trust company in Hong Kong. BiT Global provides on-chain monitoring services for the Treasury Wallet while the Board has full control and access to the Treasury Wallet. Our director, Zhihong Liu, is one of the directors of BiT Global.

The Preferred Stock Shares cannot be converted into more than 19.99% of the currently outstanding shares of Common Stock until stockholder approval of such an issuance is obtained and becomes effective. Shareholder approval of such issuance was obtained and became effective on August 11, 2025; and therefore the 19.99% limitation was no longer applicable as of such date.

The Company entered into an Advisory Agreement (the “Sun Advisory Agreement”) with Justin Sun on June 16, 2025 along with the issuance of the Preferred Stock Shares and the June PIPE Warrants. Pursuant to the Sun Advisory Agreement, Justin Sun will provide strategic business advisory and brand consulting services to the Company as an independent contractor. The scope of such services shall be as directed from time to time by the Board of Directors or the Chief Executive Officer of the Company. No payment is required to be made and, as of the date of this Form 10-K, no payment has been made by the Company to Justin Sun in consideration of the services provided by him to the Company under the Sun Advisory Agreement. The Sun Advisory Agreement has a one-year term, subject to renewal, and may be terminated by either party on 30 days’ notice. Work product developed under the agreement will be owned by the Company, subject to Mr. Sun’s retention of certain pre-existing intellectual property. The Sun Advisory Agreement also includes customary confidentiality, indemnification, non-disparagement, and arbitration provisions. The foregoing description of the Sun Advisory Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Sun Advisory Agreement, which is incorporated herein by reference as Exhibit 10.24.

Justin Sun’s father, Weike Sun, is the sole shareholder of Bravemorning and was appointed as a member of the Board in connection with the June PIPE Offering.

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

On June 16, 2025, the Company also entered into a Financial Advisory Agreement (the “AV Advisory Agreement”) with American Ventures LLC (the “Advisor”), under which the Advisor will provide non-exclusive financial advisory services to the Company in connection with its blockchain-related initiatives, including exploring opportunities involving holding tokens, primarily TRX Tokens, the governance token of TRON blockchain, and identifying additional revenue-generating verticals within that ecosystem, and as otherwise consistent with the Company’s strategy and policies. As compensation, the Company agreed to issue the Advisor 5,360,000 warrants (the “American Ventures Warrants”) to purchase shares of common stock at $0.50 per share, exercisable for five (5) years, which were fully earned upon execution of the agreement. The AV Advisory Agreement includes customary confidentiality, indemnification, and termination provisions, and confirms that the Advisor will act as an independent contractor without access to material non-public information absent prior written consent. The foregoing description of the AV Advisory Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the AV Advisory Agreement, which is incorporated herein by reference as Exhibit 10.25.

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

Holder of the Preferred Stock Shares is entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series B Preferred Stock are convertible on the basis of a conversion price of $0.50. The Holder shall vote together with the holders of shares of Common Stock as a single class. The Preferred Stock Shares cannot be voted on an “as converted basis” of more than 19.99% of the currently outstanding shares of Common Stock until shareholder approval of such voting rights is obtained and becomes effective. Shareholder approval of such issuance was obtained and became effective on August 11, 2025; and therefore the 19.99% limitation was no longer applicable as of such date.

Holder shall be entitled to receive, and the Company shall pay, dividends on Preferred Stock Shares equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Common Stock.

Upon any liquidation, dissolution or winding-up of the Company, the holder of Preferred Stock Shares have a preference for the distribution of the entire remaining assets and funds of the Company legally available for distribution over any holders of other series of preferred stock or of the Common Stock.

If, as of December 31, 2025, a Triggering Event (as defined in the Series B Certificate of Designation) has occurred, the holder of the Preferred Stock Shares shall have the right to request the Company redeem all or any of portion of the Preferred Stock Shares then held by the holder for a redemption price equal to the full (for fully redemption) or pro rata (for portion redemption) Triggering Redemption Amount as specified in the Series B Certificate of Designation. On August 7, 2025, Bravemorning issued a waiver waiving its right under Section 8(b) of the Series B Certificate of Designation to require Tron Inc. to redeem any or all its Series B Convertible Preferred Stock for the Triggering Redemption Amount upon the occurrence of a Triggering Event. No Triggering Event occurred.

August 2025 Warrant Exercise

On August 25, 2025, the Board (other than Mr. Weike Sun who recused himself from this decision) authorized the Company to enter into an amendment to the June PIPE Warrants, which permitted the exercise price of the PIPE Warrants to be paid, at the warrant holder’s election, in TRX tokens in addition to the existing methods of cash or cashless exercise. All other terms of the PIPE Warrants remained unchanged.

On August 27, 2025, Bravemorning exercised the PIPE Warrants in full and, on August 29, 2025, the Company issued 220,000,000 shares of Common Stock to Bravemorning. Bravemorning paid $110,000,000 to the Company in the form of 312,500,100 TRX as consideration for the issuance of these Common Stock shares (the “August Warrant Exercise”). These shares of Common Stock were issued to Bravemorning in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Immediately after giving effect to the June Securities Purchase Agreement and the August Warrant exercise, Mr. Weike Sun, via his control of Bravemorning, owned approximately 86.6% of the Company’s outstanding shares of Common Stock, resulting in a change of control of the Company. Upon the August Warrant Exercise in connection with the June Securities Purchase Agreement, Bravemorning also held 100,000 Preferred Stock Shares, which are convertible into an additional 200,000,000 shares of Common Stock and which vote on an as-converted basis with the Common Stock; and Bravemorning’s ownership of Common Stock and Preferred Stock gave it an aggregate voting power of approximately 92.5%. As of March 18, 2026, Bravemorning holds an aggregate voting power of approximately 88.5%. Mr. Weike Sun is a director of the Company and the father of Mr. Justin Sun.

December Investment

On December 24, 2025, the Company entered into a Stock Purchase Agreement for the purchase of $18,000,000 of the Company’s restricted common stock at a price of $1.3775 per share (13,067,151 restricted shares), payable in stablecoins (the “December Investment”). The $18,000,000 was been recorded as Common Stock Payable at December 31, 2025. The closing of the December Investment occurred on January 8, 2026, at which 18 million USDT (Tether) stablecoins were transferred by Black Anthem Limited to the Treasury Wallet. The Company intends to deploy the proceeds to materially expand its TRX treasury portfolio. The securities offered and sold by the Company to Black Anthem Limited were not registered under the Securities Act, and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from such registration requirements.

Upon the closing of the December Investment, Black Anthem Limited held approximately 4.76% of the Company’s outstanding Common Stock, such that Black Anthem Limited’s aggregate voting power was approximately 2.75%.

With respect to the December Investment, the Company entered into a token sale and purchase agreement dated January 6, 2026 (“BGDL Token S&P Agreement”) with BiT Global Digital Limited (“BGDL”), a British Virgin Islands Business Company, pursuant to which the Company will purchase from BGDL US$18,000,000 worth of TRX tokens (the “Sale Tokens”). Based on the terms of the BGDL Token S&P Agreement, the price calculation mechanism and the delivery mechanism of the Sale Tokens will be solely and reasonably determined by the authorized person(s) of the Company, and that the Sale Tokens will be acquired by the Company from BGDL at cost with no fees or charges. Commencing January 22, 2026, 50,000 USDT worth of TRX tokens (price of which shall be reasonably determined with reference to the market price of TRX token on a global cryptocurrency trading platform on each day) have been and will be delivered daily to the Treasury Wallet for 360 consecutive days. This dollar cost averaging mechanism will help mitigate TRX’s price volatility and reduce the average acquisition cost per TRX token.

Director Resignations

In connection with the June PIPE Offering, on June 16, 2025, Hans Haywood and Gary Herman resigned as members of the Board. These resignations were not a result of any disagreements with the Company on any matter relating to the Company’s operations, policies, or practices.

In connection with the June PIPE Offering, Douglas McKinnon resigned as a member of the Board. Mr. McKinnon remains the Company’s Chief Financial Officer. Mr. McKinnon’s resignation as a member of the Board was not a result of any disagreements with the Company on any matter relating to the Company’s operations, policies, or practices.

Director Appointments

In connection with the June PIPE Offering, on June 16, 2025, Weike Sun, Zhihong Liu, and Zi Yang were appointed as members of the Board. Mr. Sun was named Chairman of the Board. Messrs. Liu and Yang have been appointed to each of the Audit, Compensation, and Nominating and Corporate Governance Committees of the Board. Mr. Liu serves as chair of the Compensation Committee and Mr. Yang serves as chair of the Nominating and Corporate Governance Committee.

Weike Sun, age 66, began his career in journalism and public infrastructure administration in China. Following his extensive experience in the public sector, Mr. Sun transitioned to the private sector holding senior management and advisory role to several fintech companies since 2016, including Ruibo (Beijing) Technology and Peiwo Huanle (Beijing) Technology. He was the Chairman of Guangzhou Keyhiway Printing Technology, a listed company on China’s National Equities Exchange and Quotations (NEEQ) from March 2022 to July 2023. Mr. Sun holds a bachelor’s degree from Qinghai Normal College. Mr. Weike Sun is the sole shareholder of Bravemorning.

Zhihong Liu, age 60, has been the senior advisor to TRON DAO since 2021, leading its strategic investment activities. Previously, Mr. Liu served as the board director of Valkyrie Investment helping to launch one of the first Bitcoin future ETFs in the US. Prior to joining the blockchain industry in 2021, he had held senior positions in the financial industry for over 20 years working for leading global firms including Ant Financial, NOMURA, Salomon Smith Barney and Fidelity Investment. Mr. Liu holds an MBA from Columbia University and a bachelor’s degree from Zhejiang University in China.

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

Lowering of Transaction Fees

According to committee proposals history available on Tronscan, the proposal #104 which proposed the modification of transaction fee of 1 unit of energy from 0.00021 TRX token to 0.0001 TRX token was approved by the SR and became effective on August 29, 2025. The reduction of this fee means that less TRX is required to be burned (from 0.00021 TRX token to 0.0001 TRX token) to obtain a unit of energy; as a result, the cost for users to obtain energy through TRX burning decreases significantly, and therefore there will be less demand for energy rental. See “Risk Factors - The price decrease of energy, a type of system resources on the TRON blockchain, could negatively affect the Company.”

Regulatory Developments in the PRC

We do not have any operations in Mainland China and currently do not have or intend to have any operating subsidiary established in Mainland China or any contractual arrangement to establish a variable interest entity (“VIE”) structure with any entity in Mainland China.

SRM Ltd, our wholly-owned subsidiary incorporated in Hong Kong, provides administrative support for the procurement and delivery process of our custom merchandise business. We directly control our procurement of the custom merchandize with our PRC suppliers. SRM Ltd is not involved in our TRX treasury holding activities. See “Business – Toy and Souvenir” for more information.

As to our TRX treasury business, our Treasury Wallet is located in Hong Kong. See “Business – TRX Tokens Treasury” for more information.

Because of the certain connections we have in Hong Kong, and because Hong Kong is a Special Administrative Region of China, there is uncertainty as to whether, in the event that the Chinese government does exercise additional oversight and discretion over the conduct of our business in the future, our existing connections to Hong Kong would be significant enough to trigger any new governmental actions that would apply to us, which could affect our operations and/or the value of our Common Stock or other securities. Because the nature of any such additional oversight and discretion cannot be known presently, the resulting uncertainty presents a potential risk to investors.

We are subject to unique risks due to uncertainty of the interpretation and the application of the PRC laws and regulations. We are also subject to the risks of uncertainty about any future actions of the Chinese government or authorities in Hong Kong in this regard.

We are aware that recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in certain areas in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using a VIE structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding its efforts in anti-monopoly enforcement. Since these statements and regulatory actions are new, it is highly uncertain how soon the legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any. It is also highly uncertain what the potential impact such modified or new laws and regulations will have on our Hong Kong subsidiary or on our TRX treasury business. These actions could potentially interfere with, alter, limit or hinder our current presence in Hong Kong. See “Risk Factors — Certain of our operations are conducted in Hong Kong. It is possible that the Chinese government may exercise significant oversight and discretion over the conduct of such business and may influence such operations, which could potentially significantly interfere with, alter, limit or hinder our current presence in Hong Kong, and certain scenarios possibly affect the value of our Common Stock or other securities. Changes in the policies, regulations, rules, and the enforcement of laws of the Chinese government may also occur quickly and our assertions and beliefs of the risk imposed by the PRC legal and regulatory system cannot be certain. There are uncertainties regarding the enforcement of PRC laws, and rules and regulations in China can change quickly with little advance notice. The Chinese government may intervene or influence the Hong Kong aspects of our operations, which could interfere with our operations and/or affect the value of the Common Stock or other securities we are registering for sale.” for further information.

Recent statements by the PRC government have indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investments in China based issuers. On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued a document to crack down on illegal activities in the securities markets and promote the high-quality development of the capital markets, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws.

On December 24, 2021, the China Securities Regulatory Commission (the “CSRC”) released the Draft Administrative Provisions and the Draft Filing Measures, both of which had a comment period that expired on January 23, 2022. The Draft Administrative Provisions and Draft Filing Measures regulate the administrative system, record-filing management, and other related rules in respect of the direct or indirect overseas issuance of listed and traded securities by “domestic enterprises”. The Draft Administrative Provisions specify that the CSRC has regulatory authority over the “overseas securities offering and listing by domestic enterprises”, and requires “domestic enterprises” to complete filing procedures with the CSRC if they wish to list overseas. On February 17, 2023, the CSRC released the Trial Measures and five supporting guidelines, which came into effect on March 31, 2023. According to the Trial Measures, domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill the filing procedures and report relevant information to the CSRC; any failure to comply with such filing procedures may result in administrative penalties, such as an order to rectify, warnings, and fines. On April 2, 2022, the CSRC published the Draft Archives Rules, for public comment. These rules state that in the overseas listing activities of domestic companies, domestic companies, as well as securities companies and securities service institutions providing relevant securities services thereof, should establish a sound system of confidentiality and archival work, shall not disclose state secrets, or harm the state and public interests.

Under the Trial Measures and the Guidance Rules and Notice, Chinese domestic companies conducting overseas securities offering and listing activities, either in direct or indirect form, shall complete filing procedures with the CSRC pursuant to the requirements of the Trial Measures within three working days following their submission of initial public offerings or listing application. The companies that have already been listed on overseas stock exchanges or have obtained the approval from overseas supervision administrations or stock exchanges for its offering and listing and will complete their overseas offering and listing prior to September 30, 2023 are not required to make immediate filings for its listing, yet need to make filings for subsequent offerings in accordance with the Trial Measures. Companies that have already submitted an application for an initial public offering to overseas supervision administrations prior to the effective date of the Trial Measures but have not yet obtained the approval from overseas supervision administrations or stock exchanges for the offering and listing, shall arrange for the filing within a reasonable time period and shall complete the filing procedure before such companies’ overseas issuance and listing.

Our management understands that as of the date of this Form 10-K, the Company has no operations in Mainland China and is not required to complete filing procedures with the CSRC pursuant to the requirements of the Trial Measures. While the Company has no current operations in Mainland China, should we have any future operations in Mainland China and should we (i) fail to receive or maintain such permissions or approvals, (ii) inadvertently conclude that such permissions or approvals are not required, or (iii) applicable laws, regulations, or interpretations change and require us to obtain such permissions or approvals in the future, we may face sanctions by the CSRC, the Cyberspace Administration of China (the “CAC”) or other PRC regulatory agencies. These regulatory agencies may also impose fines and penalties on our potential operations in Mainland China, as well as limit our ability to pay dividends outside of Mainland China, limit our operations in Mainland China, delay or restrict the repatriation of the proceeds from our offerings into Mainland China or take other actions that could have an adverse effect on our business as well as the trading price of our Common Stock or other securities.

If we have PRC operations in the future, we may be required to restructure our operations to comply with such regulations or potentially cease operations in the PRC entirely. The CSRC, the CAC or other PRC regulatory agencies also may take actions requiring us, or making it advisable for us, to halt offerings before settlement and delivery of our Common Stock or other securities. In addition, if the CSRC, the CAC or other regulatory PRC agencies later promulgate new rules requiring that we obtain their approvals for our offerings, we may be unable to obtain a waiver of such approval requirements, if and when procedures are established to obtain such a waiver. If we have PRC operations in the future, any action taken by the PRC government could significantly limit or completely hinder our operations in the PRC and our ability to offer or continue to offer securities to investors, and could cause the value of such securities to decline.

Furthermore, on July 10, 2021, the CAC issued a revised draft of the Measures for Cybersecurity Review for public comment, which required that, among others, in addition to any “operator of critical information infrastructure”, any “data processor” controlling personal information of no less than one million users which seeks to list in a foreign stock exchange should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities. On December 28, 2021, the CAC, the National Development and Reform Commission (“NDRC”), and several other administrations jointly issued the revised Measures for Cybersecurity Review, which became effective and replaced the existing Measures for Cybersecurity Review on February 15, 2022. According to the Revised Review Measures, if an “online platform operator” that is in possession of personal data of more than one million users intends to list in a foreign country, it must apply for a cybersecurity review. Based on a set of Q&A published on the official website of the State Cipher Code Administration in connection with the issuance of the Revised Review Measures, an official of the said administration indicated that an online platform operator should apply for a cybersecurity review prior to the submission of its listing application with non-PRC securities regulators. Moreover, the CAC released the draft of the Regulations on Network Data Security Management in November 2021 for public consultation, which among other things, stipulates that a data processor listed overseas must conduct an annual data security review by itself or by engaging a data security service provider and submit the annual data security review report for a given year to the municipal cybersecurity department before January 31 of the following year. Given the recency of the issuance of the Revised Review Measures and their pending effectiveness, there is a general lack of guidance and substantial uncertainties exist with respect to their interpretation and implementation. It remains unclear whether a Hong Kong company which collects personal information from PRC individuals shall be subject to the Revised Review Measures. We do not currently expect the Revised Review Measures to have an impact on our business, our operations or our offerings as we do not believe that our subsidiary would be deemed to be an “operator of critical information infrastructure” or a “data processor” controlling personal information of no less than one million users, that would be required to file for cybersecurity review before listing in the U.S.. However, there remains uncertainty in the interpretation and enforcement of relevant PRC cybersecurity laws and regulations. If the Revised Review Measures are adopted into law in the future and if our subsidiary is deemed to be an “operator of critical information infrastructure” or a “data processor” controlling personal information of no less than one million users, our operation and the listing of our Common Stock or other securities in the U.S. could be subject to CAC’s cybersecurity review.

As of the date of hereof, Hong Kong does not have similar regulations as of the PRC to extend oversight and control over offerings that are conducted overseas. Hong Kong does not have similar regulation as of the Trial Measures and the Guidance Rules and Notice, and Measures for Cybersecurity Review of the PRC. However, the legal and operational risks associated in Mainland China also apply to operations in Hong Kong, and we face the risks and uncertainties associated with the complex and evolving PRC laws and regulations and as to whether and how the recent PRC government statements and regulatory developments, such as those relating to data and cyberspace security and anti-monopoly concerns, would be applicable to a company such as our subsidiary and our Company, given the Hong Kong aspects of our subsidiary in Hong Kong and the possibility that the Chinese government may exercise significant oversight over the conduct of business in Hong Kong. In the event we or our subsidiary were to become subject to PRC laws and regulations, we could incur material costs to ensure compliance, and we or our subsidiary might be subject to fines, experienced evaluation of securities or delisting, restrictions on securities offerings, and/or no longer be permitted to continue business operations as presently conducted. In the event that (i) the PRC government expands the categories of industries and companies whose foreign securities offerings are subject to review by the CSRC or the CAC or if applicable laws, regulations or interpretations change and we are required to obtain such permissions or approvals, (ii) we inadvertently conclude that relevant permissions or approvals were not required, or (iii) we did not receive or maintain relevant permissions or approvals required, any action taken by the PRC government could significantly limit or completely hinder our operations in Hong Kong and our ability to offer or continue to offer securities to investors and could cause the value of our Common Stock or other securities to decline.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

Risks Related to Our Toy and Souvenir Business

We expect the results of operations of our toy and souvenir business to fluctuate on a quarterly and annual basis, which could cause our stock price to fluctuate or decline.

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

● failure to effectively manage our third-party customer support partners, which may result in customer complaints and/or harm to the Company’s brand;

● our inability to monitor and ensure compliance with our code of ethics, our anti-corruption compliance program and domestic and international anti-corruption laws and regulations, whether in relation to our employees or with our suppliers or retailers, distributors or other channel partners;

● labor unrest at facilities managed by our third-party manufacturers;

● workplace or human rights violations in certain countries in which our third-party manufacturers or suppliers operate, which may affect the Company’s brand and negatively affect our products’ acceptance by consumers;

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

Our use of third-party manufacturers to produce our products presents risks to our toy and souvenir business.

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

Our toy and souvenir business may be harmed by the imposition or threat of tariffs, including reciprocal or retaliatory tariffs, in markets in which we operate which could increase our product costs and other costs of doing business, impact consumer spending, or lower our revenues and earnings.

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

High levels of competition and low barriers to entry make it difficult to achieve, maintain, or build upon the success of the Company’s brands, products, and product lines.

The Company faces competitors who are also constantly monitoring and attempting to anticipate consumer tastes, seeking ideas which will appeal to consumers, and introducing new products that compete with the Company’s products. In addition, competition for access to entertainment properties has and may continue to lessen the Company’s ability to secure, maintain, and renew popular licenses to entertainment products developed by other parties and licensed to the Company, or require the Company to pay licensors higher royalties and higher minimum guaranteed payments to obtain or retain these licenses. As a licensee of entertainment properties, the Company has no guarantee that a particular property or brand will translate into a successful toy, game, or other product. In addition, the barriers to entry for new participants in the toy products industry and entertainment industry are low. In a very short period of time, new market participants with a popular product idea or entertainment property can become a significant source of competition for the Company and its products. Reduced demand for the Company’s brands, products, and product lines as a result of these factors may adversely affect the Company’s business, financial condition, and results of operations. Some of our competitors may have greater resources than the Company. In order to compete successfully, the Company may have to lower prices and increase marketing expenses which could result in reduced margins.

The Company is not always able to successfully identify and/or satisfy consumer preferences, which could cause its business, financial condition, and results of operations to be adversely affected.

The Company’s business and operating results in the toy and souvenir segment depend largely upon the appeal of its products, driven by both innovation and marketing. Consumer preferences are continuously changing. The Company is not always able to identify trends in consumer preferences or identify and satisfy consumer preferences in a timely manner. Significant, sudden shifts in demand are caused by popular toys which steer trends, which are often unpredictable. the Company offers a diverse range of products for all ages and families that includes, among others, toys for toddlers and preschoolers, toys for school-aged children, toys for all ages, and media-driven products. The Company competes domestically and internationally with a wide range of large and small manufacturers, marketers, and sellers of toys, and consumer goods, as well as retailers, which means that the Company’s market position is always at risk. The Company’s ability to maintain its current product sales and increase its product sales or establish product sales with new, innovative toys, depends on the Company’s ability to satisfy play preferences, enhance existing products, develop and introduce new products, and achieve market acceptance of these products. These challenges are intensifying due to trends towards shorter life cycles for individual toy products, the phenomenon of children outgrowing traditional toys at younger ages, an increasing use of more sophisticated technology in toys, and an evolving path to purchase.

General economic conditions may have an adverse impact on our toy and souvenir business, financial condition or results of operations.

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

Failure to successfully implement new initiatives or meet product introduction schedules can have an adverse effect on the Company’s business, financial condition, and results of operations.

The Company has in the past announced, and in the future may announce, initiatives to reduce its costs, optimize its manufacturing footprint, increase its efficiency, improve the execution of its core business, globalize and extend the Company’s brands, catch new trends, create new brands, offer new innovative products and improve existing products, enhance product safety, develop people, improve productivity, simplify processes, and maintain customer service levels, as well as initiatives designed to drive sales growth, capitalize on the Company’s scale advantage, and improve its supply chain. These initiatives involve investment of capital and complex decision-making as well as extensive and intensive execution, and the success of these initiatives is not assured. Failure to achieve any of these initiatives could harm the Company’s business, financial condition, and results of operations.

From time to time, the Company anticipates introducing new products, product lines, or brands at a certain time in the future. There is no guarantee that the Company will be able to manufacture, source, ship, and distribute new or continuing products in a timely manner and on a cost-effective basis. Unforeseen delays or difficulties in the development process or significant increases in the planned cost of development for new products of the Company may cause the introduction date for products to be later than anticipated or, in some situations, may cause a product or new product introduction to be discontinued. Failure to successfully implement any of these initiatives or launches, or the failure of any of these initiatives or launches to produce the results anticipated by management, could have an adverse effect on the Company’s business, financial condition, and results of operations.

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

The Company’s toy and souvenir business is highly seasonal, and its operating results depend, in large part, on sales during the relatively brief traditional holiday season. Events that disrupt the Company’s business during its peak demand times can adversely and disproportionately affect the Company’s business, financial condition, and results of operations.

The Company’s toy and souvenir business is subject to risks associated with the underproduction of popular toys and the overproduction of toys that are less popular with consumers. The Company attempts to manage their inventories tightly, which requires the Company to ship products closer to the expected date the Company sells the products to consumers. This in turn results in shorter lead times for production. These factors may decrease sales or increase the risks that the Company may not be able to meet demand for certain products at peak demand times or that the Company’s own inventory levels may be adversely impacted by the need to pre-build products before orders are placed.

In addition, as a result of the seasonal nature of the Company’s business, the Company may be adversely affected, in a manner disproportionate to the impact on a company with sales spread more evenly throughout the year, by unforeseen events, such as public health crises and pandemics, terrorist attacks, economic shocks, severe weather due to climate change or otherwise, earthquakes or other catastrophic events, that harm the retail environment or consumer buying patterns during its key selling season, or by events, such as strikes, disruptions in transportation, or port delays, that interfere with the manufacture or shipment of goods during the critical months leading up to the purchasing season.

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

The Company’s toy and souvenir business depends in large part on the success of its vendors and outsourcers, and the Company’s brands and reputation are subject to harm from actions taken by third parties that are outside the Company’s control. In addition, any significant failure, inadequacy, or interruption from such vendors or outsourcers could harm the Company’s ability to effectively operate this business.

As a part of its efforts to cut costs, achieve better efficiencies, and increase productivity and service quality, the Company relies significantly on vendor and outsourcing relationships with third parties for services and systems including manufacturing, transportation, logistics, and information technology. Any shortcoming of a vendor or outsourcer of the Company, particularly an issue affecting the quality of these services or systems, results in risk of damage to the Company’s reputation and brand value, and potentially adverse effects to the Company’s business, financial condition, and results of operations. In addition, problems with transitioning these services and systems to, or operating failures with, these vendors and outsourcers cause delays in product sales and reduce the efficiency of the Company’s operations, and significant capital investments could be required to remediate the problem.

The Company depends on key personnel and may not be able to hire, retain, and integrate sufficient qualified personnel to maintain and expand its toy and souvenir business.

The Company’s future success depends partly on the continued contribution of key executives, designers, and technical, sales, marketing, manufacturing, entertainment, and other personnel. The loss of services of any of the Company’s key personnel could harm the Company’s business. Recruiting and retaining skilled personnel is costly and highly competitive. In addition, changes to the Company’s current and future work environments may not meet the needs or expectations of its employees or be perceived as less favorable compared to other companies’ policies, which could negatively impact the Company’s ability to hire and retain qualified personnel. If the Company fails to retain, hire, train, and integrate qualified employees and contractors, the Company may not be able to maintain or expand its business.

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

Disruptions in the Company’s manufacturing operations or supply chain due to political instability, civil unrest, or disease could adversely affect the Company’s toy and souvenir business, financial position, sales, and results of operations.

The Company primarily utilizes third-party manufacturers and suppliers throughout Asia. The risk of political instability and civil unrest exists in certain of these countries, which could temporarily or permanently damage the manufacturing operations of the Company and/or its third-party manufacturers located there. Outbreaks of communicable diseases have also been known to occur in these countries. For example, the COVID-19 pandemic began in Wuhan, Hubei Province, China and has caused supply chain disruption for the Company, its suppliers, and its customers that contributed to lower net sales in the first half of 2020 and may cause lower net sales to the extent they remain issues in the future. Other disruptions from public health crises such as these result from, among other things, workers contracting diseases, restrictions on factory openings, restrictions on travel, restrictions on shipping, and the closure of critical infrastructure. The design, development, and manufacture of the Company’s products could suffer if the Company’s employees or the employees of its third-party manufacturers or their suppliers contract communicable diseases, or if the Company, the Company’s third-party manufacturers, or their suppliers are adversely affected by other impacts of such diseases. In addition, the contingency plans the Company has developed to help mitigate the impact of disruptions in its manufacturing operations and supply chain may not prevent its business, financial position, sales, and results of operations from being adversely affected by a significant disruption to its manufacturing operations or suppliers.

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

The Company relies extensively on information technology in its operations, and any material failure, inadequacy, interruption, or security breach of that technology could have an adverse effect on its business, financial condition, and results of operations.

The Company relies extensively on information technology systems across its operations, including for management of its supply chain, sale and delivery of its products and services, reporting its results and various other processes and transactions. Many of these systems are managed by third-party service providers. The Company uses third-party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, and other functions. A small and growing volume of the Company’s consumer products and services are web-based, and some are offered in conjunction with business partners or such third-party service providers. The Company’s ability to effectively manage its business and coordinate the production, distribution, and sale of its products and services depends significantly on the reliability and capacity of these systems and third-party service providers.

The Company faces risks related to protecting its proprietary intellectual property and information and is subject to third-party claims that the Company is infringing on their intellectual property rights, either of which could adversely affect the Company’s business, financial condition, and results of operations.

The value of the Company’s business depends on its ability to protect its intellectual property and information, including its trademarks, trade names, copyrights, patents, trade secrets, and rights under intellectual property license agreements and other agreements with third parties, in the United States and around the world, as well as its customer, employee, and consumer data. From time to time, third parties may in the future try to challenge, the Company’s ownership of its intellectual property in the United States and around the world. Responding to any infringement claim, regardless of its validity, may be costly and time-consuming and may divert management and key personnel from business operations. Findings of infringement on the intellectual property rights of any third party by the Company, its distributors, its licensors, or its manufacturers may require obtaining a license to use those rights, which may not be obtainable on reasonable terms, if at all.

In addition, the Company’s business is subject to the risk of third parties counterfeiting its products or infringing on its intellectual property rights. The steps the Company has taken may not prevent unauthorized use of its intellectual property, particularly in foreign countries where the laws may not protect its intellectual property as fully as in the United States. The Company may resort to litigation to protect its intellectual property rights, which could result in substantial costs and diversion of resources. The Company’s failure to protect its proprietary intellectual property and information, including with respect to any successful challenge to the Company’s ownership of its intellectual property or significant infringements of its intellectual property, could have an adverse effect on the Company’s business, financial condition, and results of operations.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Code. In particular, sweeping changes were made to the U.S. taxation of foreign operations. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a quasi-territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. Additionally, new provisions were added to mitigate the potential erosion of the U.S. tax base and to discourage use of low tax jurisdictions to own intellectual property and other valuable intangible assets. While these provisions were intended to prevent specific perceived taxpayer abuse, they may have adverse, unexpected consequences. At this time, Treasury has not yet issued Regulations on how these new rules should be applied and how the relevant calculations are to be prepared. As there exists only limited guidance at this time, significant estimates and judgment are required in assessing the consequences. The amounts for adjusting the deferred tax assets and liabilities for the new effective tax rate and the transition tax are provisional based on the guidance provided by the SEC in Staff Accounting Bulletin No. 118 (“SAB 118”), which provides for a measurement period of one year from the enactment date to finalize the accounting for effects of the 2017 Tax Act. As a result of continued regulations and interpretations of the Tax Act, we are still quantifying the effects of the tax law change. The amounts reported as of December 31, 2025 are provisional based on the uncertainty discussed above. As we complete our analysis and prepare necessary data, and interpret any additional guidance, we will adjust our calculations and provisional amounts that we have recorded in our tax provision. Any such adjustments may materially impact our provision for income taxes in our financial statements.

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

We may be subject to anti-corruption, anti-bribery, anti-money laundering, economic sanctions and other similar laws and regulations, and non-compliance with such laws and regulations could subject the Company to civil, criminal and administrative penalties, remedial measures and legal expenses, all of which could adversely affect the Company’s business, prospects, results of operations, financial condition and reputation.

The Company is or will be subject to laws with respect to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and other similar laws and regulations in various jurisdictions in which the Company conducts, or in the future may conduct, activities, including the U.S. Foreign Corrupt Practices Act (“FCPA”) and other anti-corruption laws and regulations. The FCPA prohibits the Company and its officers, directors, employees and business partners acting on its behalf, including agents, from offering, promising, authorizing or providing anything of value to a “foreign official” for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The FCPA also requires companies to make and keep books, records and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. A violation of these laws or regulations could adversely affect our business, prospects, results of operations, financial condition and reputation.

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

Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a) (2)(B) of the Securities Act, for complying with new or revised accounting standards. We have opted for taking advantage of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the Jobs Act.

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

We may face risks relating to the lack of PCAOB inspection on our auditor.

We may face risks relating to the lack of the PCAOB inspection on our auditor, which may cause our securities to be delisted from a U.S. stock exchange or prohibited from being traded over-the-counter in the future under the Holding Foreign Companies Accountable Act, or the HFCAA, if the SEC determines that we have filed any annual report containing an audit report issued by a registered public accounting firm that the PCAOB has determined it is unable to inspect or investigate completely for three consecutive years beginning in 2021. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act and on December 29, 2022, a legislation entitled “Consolidated Appropriations Act, 2023” (the “Consolidated Appropriations Act”) was signed into law by President Biden, which contained, among other things, an identical provision to Accelerating Holding Foreign Companies Accountable Act and amended the HFCAA by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three, thus reducing the time before our securities may be prohibited from trading or delisted. The delisting or the cessation of trading of our securities, or the threat of their delisted or prohibited from being trade, may materially and adversely affect the value of your investment.

On December 16, 2021, the PCAOB issued a determination report which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China of the PRC; and (2) Hong Kong, a Special Administrative Region of the PRC, because of positions taken by PRC authorities in those jurisdictions, which determinations were vacated on December 15, 2022. Our current auditor, M&K CPAS, PLLC, is headquartered in Texas, the United States, and was not identified by the PCAOB in its report on December 16, 2021 as a firm subject to the PCAOB’s determinations, which determinations were vacated on December 15, 2022.

If the PCAOB in the future determines it is unable to inspect and investigate completely our auditor, then the lack of access to the PCAOB inspection would prevent the PCAOB from fully evaluating audits and quality control procedures of our auditor. As a result, investors could be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of our auditor would make it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures, which could cause existing and potential investors in our stock to lose confidence in our audit procedures and reported financial information and the quality of our financial statements. Although our auditor was not identified by the PCAOB in its report as a firm subject to the PCAOB’s determinations, which determinations were vacated on December 15, 2022, should the PCAOB be unable to fully conduct inspection of our auditor’s work papers, this could adversely affect us and our securities for the reasons noted above.

Our auditor, the independent registered public accounting firm that issues the audit report included elsewhere in this Annual Report, as an auditor of companies that are traded publicly in the U.S. and a firm registered with the PCAOB, is subject to laws in the U.S. pursuant to which the PCAOB conducts regular inspections to assess our auditor’s compliance with the applicable professional standards. Our auditor is headquartered in Texas, the United States and has been inspected by the PCAOB on a regular basis. However, the recent developments would add uncertainties to our offerings and we cannot assure you whether Nasdaq or regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements.

Immediately after August Warrant Exercise in connection with the June Securities Purchase Agreement, Bravemorning held approximately 86.6% of the Company’s outstanding Common Stock, and also Preferred Stock Shares which vote together with the Common Stock and increased Bravemorning’s aggregate voting power to 92.5%. Bravemorning holds supermajority voting power and may take actions that may not be in the best interests of our other stockholders.

On August 29, 2025, in connection with the August Warrant Exercise, the Company issued 220,000,000 shares of Common Stock to Bravemorning, making it the holder of approximately 86.6% of the Company’s outstanding Common Stock. Upon the August Warrant Exercise in connection with the June Securities Purchase Agreement, Bravemorning also held 100,000 Preferred Stock Shares, which are convertible into an additional 200,000,000 shares of Common Stock and which vote on an as-converted basis with the Common Stock; and Bravemorning’s ownership of Common Stock and Preferred Stock gave it an aggregate voting power of 92.5%. As a result, Bravemorning is able to control the management and affairs of the Company and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of Bravemorning may not be the same as or may even conflict with your interests. For example, Bravemorning could attempt to delay or prevent a change in control of us, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their Common Stock as part of a sale of us or our assets, and might affect the prevailing market price of our Common Stock due to investors’ perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in the best interests of our other stockholders.

We may regularly encounter potential conflicts of interest, and our failure to identify and address such conflicts of interest could adversely affect our business.

We face the possibility of actual, potential, or perceived conflicts of interest in the ordinary course of our business operations.

Conflicts of interest may exist between (i) our different businesses; (ii) us and our stakeholders; or (iii) us and our affiliates. As we expand the scope of our business it is critical for us to be able to timely address potential conflicts of interest, including situations where two or more interests within our businesses naturally exist but are in competition or conflict. We have put in place internal control and risk management procedures that are designed to identify and address conflicts of interest, including a procedure for presenting potential conflicts of interest to the audit committee of our Board. However, appropriately identifying and managing actual, potential, or perceived conflicts of interest is complex and difficult, and our reputation and our stakeholders’ confidence in us could be damaged if we fail, or appear to fail, to deal appropriately with one or more actual, potential, or perceived conflicts of interest. It is possible that actual, potential, or perceived conflicts of interest could also give rise to client dissatisfaction, litigation, or regulatory enforcement actions. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially and adversely affect our business in a number of ways, including a reluctance of some potential counterparties to do business with us. Any of the foregoing could materially and adversely affect our reputation, business, financial condition, and results of operations.

A conflict of interest occurs when an individual’s private interest (or the interest of a member of his or her family or close friend(s) or business associate(s)) interferes, or even appears to interfere, with the interests of our company as a whole. A conflict of interest can arise when an employee, officer or director (or a member of his or her family or a close friend(s) or business associate(s)) takes actions or has interests that may make it difficult to perform his or her work for our company objectively and effectively. Conflicts of interest also arise when an employee, officer or director (or a member of his or her family or close friend(s) or business associate(s)) receives improper personal benefits as a result of his or her position in our company.

Specific potential conflicts of interest may arise from the following relationships:

●	we engaged BiT Global, a licensed Trust or Company Service Provider and registered trust company in Hong Kong, to set up the Treasury Wallet. Our director, Zhihong Liu, is one of the directors of BiT Global.

●	some of our directors have certain ties with the TRON blockchain ecosystem. For example, Weike Sun is the father of Justin Sun, the founder of TRON. Zhihong Liu has been the senior advisor to TRON DAO since 2021. Zi Yang holds senior position for Tronscan, the official blockchain explorer for Tron protocol.

Directors and executive officers must seek determinations and prior authorizations or approvals of potential conflicts of interest exclusively from our audit committee. All other employees are required to approach our Chief Executive Officer or our Chief Financial Officer if they have any questions about reporting a suspected conflict of interest.

Risks Related to Our TRX Token Strategy and Holdings

The TRX token is a highly volatile asset, and fluctuations in the price of the TRX token are likely to affect our financial results and the market price of our listed securities.

All digital assets, including the TRX token, are highly volatile assets, and fluctuations in the price of the TRX token are likely to continue to affect our financial results and the market price of our listed securities. The trading price of the TRX token has experienced substantial volatility historically. In 2021, the trading price of the TRX token reached a high of approximately $0.18 in April, but it declined to a low of approximately $0.05 in November 2022, representing a drawdown of approximately 75%. More recently, during 2024, the TRX token appreciated significantly, rising from approximately $0.11 in January 2024 to a high of approximately $0.44 in December 2024, a gain of approximately 309%. After significant price correction, the trading price of the TRX token reached approximately $0.284271 by the end of 2025. As of March 18, 2026, the closing price of the TRX token was approximately $0.304394, which was an increase of approximately 7% from the price by the end of 2025. These figures are non-exhaustive examples that illustrate that the market price of TRX token has exhibited, and may continue to exhibit, rapid and substantial increases or decreases over relatively short periods, which could materially and adversely affect the value of our holdings directly and the trading price of our securities indirectly. The price figures and percentage change figures above are based on the historical data file downloaded from the CoinMarketCap TRON Historical Data page.

Our financial results and the market price of our listed securities would be adversely affected, and our business and financial condition would be negatively impacted, if the price of TRX tokens decreased substantially, including as a result of:

●	decreased user and investor confidence in the TRX token, including due to the various factors described herein;

●	investment and trading activities, such as (i) trading activities of highly active retail and institutional users and investors; and (ii) actual or expected significant dispositions of TRX tokens by large holders, including the expected liquidation of digital assets associated with entities that have filed for bankruptcy protection and the transfer and sale of TRX tokens associated with significant hacks, seizures, or forfeitures;

●	negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, TRON blockchain, TRX tokens or the broader digital assets industry, for example, (i) public perception that blockchains can be used as a platform to circumvent sanctions, including sanctions imposed on Russia or certain regions related to the ongoing conflict between Russia and Ukraine, or to fund criminal or terrorist activities, such as the purported use of digital assets by Hamas to fund its terrorist attack against Israel in October 2023; (ii) expected or pending civil, criminal, regulatory enforcement or other high profile actions against major participants in the TRON ecosystem, if any; and (iii) additional filings for bankruptcy protection or bankruptcy proceedings of major digital asset industry participants, such as the bankruptcy proceeding of FTX Trading and its affiliates;

●	changes in consumer preferences and the perceived value or prospects of the TRX token;

●	competition from other digital assets that exhibit better speed, security, scalability, or energy efficiency, that feature other more favored characteristics, that are backed by governments, including the U.S. government, or reserves of fiat currencies, or that represent ownership or security interests in physical assets;

●	a decrease in the price of other digital assets, including stablecoins, or the crash or unavailability of stablecoins that are used as a medium of exchange for TRX token purchase and sale transactions, such as the crash of the stablecoin Terra USD in 2022, to the extent the decrease in the price of such other digital assets or the unavailability of such stablecoins may cause a decrease in the price of TRX tokens or adversely affect investor confidence in digital assets generally;

●	developments relating to the TRON protocol, including (i) changes to the TRON protocol that impact its security, speed, scalability, usability, or value, such as changes to the cryptographic security protocol underpinning the TRON blockchain, changes to the maximum number of TRX tokens outstanding, changes to the mutability of transactions, changes relating to the size of blockchain blocks, and similar changes, (ii) failures to make upgrades to the TRON protocol to adapt to security, technological, legal or other challenges, and (iii) changes to the TRON protocol that introduce software bugs, security risks or other elements that adversely affect TRX tokens;

●	disruptions, failures, unavailability, or interruptions in service of trading venues for TRX tokens, such as, for example, the announcement by the digital asset exchange FTX Trading that it would freeze withdrawals and transfers from its accounts and subsequent filing for bankruptcy protection and the SEC enforcement action brought against Binance Holdings Ltd., which initially sought to freeze all of its assets during the pendency of the enforcement action and has since resulted in Binance discontinuing all fiat deposits and withdrawals in the U.S.;

●	the filing for bankruptcy protection by, liquidation of, or market concerns about the financial viability of digital asset custodians, trading venues, lending platforms, investment funds, or other digital asset industry participants, such as the filing for bankruptcy protection by digital asset trading venues FTX Trading and BlockFi and digital asset lending platforms Celsius Network and Voyager Digital Holdings in 2022, the ordered liquidation of the digital asset investment fund Three Arrows Capital in 2022, the announced liquidation of Silvergate Bank in 2023, the government-mandated closure and sale of Signature Bank in 2023, the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by the Nevada Department of Business and Industry in 2023, and the exit of Binance from the U.S. market as part of its settlement with the Department of Justice and other federal regulatory agencies;

●	regulatory, legislative, enforcement and judicial actions that adversely affect the price, ownership, transferability, trading volumes, legality or public perception of TRX tokens, or that adversely affect the operations of or otherwise prevent digital asset custodians, trading venues, lending platforms or other digital assets industry participants from operating in a manner that allows them to continue to deliver services to the digital assets industry;

●	the recent resolution of a March 2023 civil enforcement action brought by the U.S. Securities and Exchange Commission that had been pending in the Southern District of New York (the “SEC Action”). Among other claims, the SEC Action had alleged that certain contests, giveaways, and secondary market trading involving TRX tokens in 2018 and 2019 constituted unregistered securities offerings under the law. In February 2025, the SEC Action was stayed by the Court at the request of the parties. On March 9, 2026, pursuant to a global agreement to resolve the matter, the Court entered final judgment which, among other things, dismissed with prejudice the unregistered securities offerings claims concerning TRX tokens;

●	transaction congestion and fees associated with processing transactions on the TRON network;

●	macroeconomic changes, such as changes in the level of interest rates and inflation, fiscal and monetary policies of governments, trade restrictions, and fiat currency devaluations;

●	developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography used by the TRON blockchain becoming insecure or ineffective; and

●	changes in national and international economic and political conditions, including, without limitation, federal government policies, trade tariffs and trade disputes, the adverse impacts attributable to the current conflict between Russia and Ukraine and the economic sanctions adopted in response to the conflict, and the broadening of the Israel-Hamas conflict to other countries in the Middle East.

Most importantly, our TRX token strategy has not been tested over an extended period of time or under different market conditions. Although we are and will be continually examining the risks and rewards of our TRX token strategy, if TRX token prices were to decrease or our TRX token strategy otherwise proves unsuccessful, the Company’s financial condition, results of operations, and the market price of our listed securities would be materially adversely impacted.

The TRX token and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty

The TRX token and other digital assets are relatively novel and are subject to significant uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of the TRX token or the ability of individuals or institutions (including the Company) to own or transfer TRX tokens.

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of the TRX token or the ability of individuals or institutions (including the Company) to own or transfer TRX tokens. For example, within the past several years:

●	President Trump signed an executive order instructing a working group comprised of representatives from key federal agencies to evaluate measures that can be taken to provide regulatory clarity and certainty built on technology-neutral regulations for individuals and firms involved in digital assets, including through well-defined jurisdictional regulatory boundaries;

●	the European Union adopted Markets in Crypto Assets Regulation (“MiCA”), a comprehensive digital asset regulatory framework for the issuance and use of digital assets;

●	in June 2023, the SEC filed complaints against Binance Holdings Ltd. and Coinbase, Inc., and their respective affiliated entities, relating to, among other claims, that each party was operating as an unregistered securities exchange, broker, dealer, and clearing agency;

●	in November 2023, the SEC filed a complaint against Payward Inc. and Payward Ventures Inc., together known as Kraken, alleging, among other claims, that Kraken’s crypto trading platform was operating as an unregistered securities exchange, broker, dealer, and clearing agency;

●	in June 2023, the United Kingdom adopted and implemented the Financial Services and Markets Act 2023 (“FSMA 2023”), which regulates market activities in “cryptoassets;”

●	in November 2023, Binance Holdings Ltd. and its then chief executive officer reached a settlement with the U.S. Department of Justice, CFTC, the U.S. Department of Treasury’s Office of Foreign Asset Control, and the Financial Crimes Enforcement Network to resolve a multi-year investigation by the agencies and a civil suit brought by the CFTC, pursuant to which Binance Holdings Ltd. agreed to, among other things, pay $4.3 billion in penalties across the four agencies and to discontinue its operations in the United States; and

●	in China, the People’s Bank of China and the National Development and Reform Commission have outlawed cryptocurrency mining and declared all cryptocurrency transactions illegal within the country.

It is not possible to predict whether, or when, new laws will be enacted that change the legal framework governing digital assets or provide additional authorities to the SEC or other regulators, or whether, or when, any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional laws or authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function, the willingness of financial and other institutions to continue to provide services to the digital assets industry, or how any new laws or regulations, or changes to existing laws or regulations, might impact the value of digital assets generally and TRX tokens specifically. The consequences of any new law or regulation relating to digital assets and digital asset activities could adversely affect the market price of TRX tokens, as well as our ability to hold or transact in TRX tokens, and in turn adversely affect the market price of our listed securities.

Moreover, the risks of engaging in a TRX token strategy are relatively novel and have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

The growth of the digital assets industry in general, and the use and acceptance of the TRX token in particular, may also impact the price of the TRX token and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of TRX tokens may depend, for instance, on public familiarity with digital assets, ease of buying, accessing or gaining exposure to TRX tokens, institutional demand for TRX tokens as an investment asset, the participation of traditional financial institutions in the digital assets industry, consumer demand for TRX tokens as means of payment, and the availability and popularity of alternatives to the TRX token. Even if growth in TRX token adoption occurs in the near or medium-term, there is no assurance that TRX token usage will continue to grow over the long-term.

Because the TRX token has no physical existence beyond the record of transactions on the TRON blockchain, a variety of technical factors related to the TRON blockchain could also impact the price of the TRX token. For example, malicious attacks by hackers, hard “forks” of the TRX token blockchain into multiple blockchains, and advances in digital computing, algebraic geometry, and quantum computing could undercut the integrity of the TRON blockchain and negatively affect the price of the TRX token. The liquidity of the TRX token may also be reduced and damage to the public perception of the TRX token may occur, if financial institutions were to deny or limit banking services to businesses that hold TRX tokens, provide TRX token-related services or accept the TRX token as payment, which could also decrease the price of the TRX token. Actions by U.S. banking regulators, such as the issuance in February 2023 by Federal banking agencies of the “Interagency Liquidity Risk Statement,” which cautioned banks on contagion risks posed by providing services to digital assets customers, and similar actions, have in the past resulted in or contributed to reductions in access to banking services for cryptocurrency-related customers and service providers, or the willingness of traditional financial institution to participate in markets for digital assets. The liquidity of the TRX token may also be impacted to the extent that changes in applicable laws and regulatory requirements negatively impact the ability of exchanges and trading venues to provide services for TRX tokens and other digital assets.

A significant decrease in the market value of our TRX token holdings could adversely affect our ability to satisfy our financial obligations.

For the year ended December 31, 2025, our toys and souvenir business did not generate positive cash flow from operations. If our toys and souvenir business does not generate cash flow in future periods sufficient to satisfy our financial obligations, including our debt and cash dividend obligations, we intend to fund our obligations using cash flow generated by equity or debt financings. Our ability to achieve the objectives of our TRX token strategy depends in significant part on our ability to obtain equity and debt financing. If we are unable to obtain equity or debt financing on favorable terms or at all, we may not be able to successfully execute on our TRX token strategy.

Our ability to obtain equity or debt financing may in turn depend on, among other factors, the value of our TRX token holdings, investor sentiment and the general public perception of TRX tokens, our strategy and our value proposition. Accordingly, a significant decline in the market value of our TRX token holdings or a negative shift in these other factors may create liquidity and credit risks, as such a decline or such shifts may adversely impact our ability to secure sufficient equity or debt financing to satisfy our financial obligations, including our debt and cash dividend obligations. These risks could materialize at times when the TRX token is trading below its carrying value on our most recent balance sheet or our cost basis. As TRX tokens constitute the vast bulk of assets on our balance sheet, if we are unable to secure equity or debt financing in a timely manner, on favorable terms, or at all, we may be required to sell TRX tokens to satisfy these obligations. Any such sale of TRX token may have a material adverse effect on our operating results and financial condition, and could impair our ability to secure additional equity or debt financing in the future. Our inability to secure additional equity or debt financing in a timely manner, on favorable terms or at all, or to sell our TRX tokens in amounts and at prices sufficient to satisfy our financial obligations, including our debt service and cash dividend obligations, could cause us to default under such obligations. Any default on our current or future indebtedness or preferred stock may have a material adverse effect on our financial condition.

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our TRX token holdings.

Given that we have only started adopting the TRON (TRX) treasury strategy since June 2025, our historical financial statements do not reflect the potential variability in earnings that we may experience in the future from holding or selling significant amounts of TRX tokens. The price of the TRX token has historically been subject to dramatic price fluctuations and is highly volatile. Our TRX token holdings are expected to significantly affect our financial results and if we continue to increase our overall holdings of TRX tokens in the future, they will have an even greater impact on our financial results and the market price of our listed securities. Going forward, we will evaluate and adopt appropriate accounting standards and policies for the preparation of our financial statements, in particular to areas relating to our TRX token holdings.

Our TRX token strategy subjects us to enhanced regulatory oversight.

There has been increasing focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist activities, or circumvent sanctions regimes, including those sanctions imposed in response to the ongoing conflict between Russia and Ukraine. While we have implemented and maintain policies and procedures reasonably designed to promote compliance with applicable anti-money laundering and sanctions laws and regulations and take care to only acquire our TRX tokens through entities subject to anti-money laundering regulation and related compliance rules in the United States, if we are found to have purchased any of our TRX tokens from bad actors that have used TRX tokens to launder money or persons subject to sanctions, we may be subject to regulatory proceedings and any further transactions or dealings in TRX tokens by us may be restricted or prohibited.

We may incur indebtedness or enter into other financial instruments in the future that may be collateralized by our TRX token holdings. We may also consider pursuing strategies to create income streams or otherwise generate funds using our TRX token holdings. These types of TRX token-related transactions are the subject of enhanced regulatory oversight. These and any other TRX token-related transactions we may enter into, beyond simply acquiring and holding TRX tokens, may subject us to additional regulatory compliance requirements and scrutiny, including under federal and state money services regulations, money transmitter licensing requirements and various commodity and securities laws and regulations.

Additional laws, guidance and policies may be issued by domestic and foreign regulators following the filing for Chapter 11 bankruptcy protection by FTX, one of the world’s largest cryptocurrency exchanges, in November 2022. While the financial and regulatory fallout from FTX’s collapse did not directly impact our business, financial condition or corporate assets, the FTX collapse may have increased regulatory focus on the digital assets industry. Increased enforcement activity and changes in the regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government or any new legislation affecting TRX tokens, as well as enforcement actions involving or impacting our trading venues, counterparties and custodians, may impose significant costs or significantly limit our ability to hold and transact in TRX tokens.

In addition, private actors that are wary of the TRX token or the regulatory concerns associated with the TRX token have in the past taken and may in the future take further actions that may have an adverse effect on our business or the market price of our listed securities.

Due to the unregulated nature and lack of transparency surrounding the operations of many TRX token trading venues, TRX token trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in TRX token trading venues and adversely affect the value of our TRX token.

TRX token trading venues are relatively new and, in many cases, unregulated. Furthermore, there are many TRX token trading venues which do not provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance. As a result, the marketplace may lose confidence in TRX token trading venues, including prominent exchanges that handle a significant volume of TRX token trading and/or are subject to regulatory oversight, in the event one or more TRX token trading venues cease or pause for a prolonged period the trading of TRX token or other digital assets, or experience fraud, significant volumes of withdrawal, security failures or operational problems.

The concentration of our TRX token holdings enhances the risks inherent in our TRX token strategy.

The vast majority of our assets are concentrated in our TRX token holdings. As of March 18, 2026, the Company holds approximately 549,676,892 Staked TRX (sTRX) tokens and approximately 9,769,626 TRX tokens in the Treasury Wallet. We intend to purchase additional TRX tokens and increase our overall holdings of TRX tokens in the future. The concentration of our TRX token holdings limits the risk mitigation that we could achieve if we were to purchase a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our TRX token strategy.

Our holdings of sTRX tokens are subject to risks associated with smart contracts and the TRON blockchain, which could adversely affect their value.

We received and hold sTRX tokens, which are issued and redeemable through a smart-contract protocol. The use of sTRX entails risks inherent in smart contracts, including the possibility of coding errors, security vulnerabilities, or malicious exploits that could result in the partial or total loss of sTRX or the underlying TRX. In addition, risks relating to the TRON blockchain itself, such as congestion, outages, or consensus failures, could disrupt transfers, redemptions, or yield distributions. Further, the staking yield of sTRX consists of standard staking rewards and energy rental income on the TRON blockchain, therefore, any changes to TRON protocol parameters could alter yields, redemption mechanics, or fees in ways that negatively affect the value of sTRX. Any of these risks could materially and adversely affect the value of our sTRX holdings and, by extension, our business, financial condition, and results of operations.

Due to Justin Sun’s role as the founder of TRON and his continued association with the TRON blockchain system, his actions and statements may potentially impact the price of TRX, which could in turn impact the Company and the effectiveness of its treasury strategy.

As the founder of TRON, and due to his continued association with the TRON blockchain system, Justin Sun’s actions and statements may potentially impact the price of TRX. While the Company is not aware of any past action or statement by Justin Sun which has had a significant impact on the price of TRX, it is theoretically possible that the market could have interpreted in the past, or interpret in the future, his statements and actions (whether incorrectly in whole or in part) as a factor that could impact the price of TRX. Any such occurrence that impacts the price of TRX would likely also affect the value of the Company’s Common Stock or other securities.

The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of TRX tokens and adversely affect our business.

As a result of our TRX token strategy, our assets are concentrated in our TRX token holdings. Accordingly, the emergence or growth of digital assets other than the TRX token (such as Bitcoin and Ethereum) may have a material adverse effect on our financial condition.

Other alternative digital assets that compete with the TRX token in certain ways include “stablecoins,” which are designed to maintain a constant price because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. Stablecoins have grown rapidly as a medium of exchange and store of value, particularly on digital asset trading platforms. As of December 31, 2025, two of the eight largest digital assets by market capitalization were U.S. dollar-pegged stablecoins.

Additionally, the introduction of a government-issued digital currency could eliminate or reduce the need or demand for private-sector issued cryptocurrencies, or significantly limit their utility. National governments around the world could introduce central bank digital currencies, which could in turn limit the size of the market opportunity for cryptocurrencies, including TRX tokens.

Our TRX token holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

The TRX tokens are mainly traded on centralized and decentralized cryptocurrency exchange platforms. During times of market instability, we may not be able to sell our TRX tokens at favorable prices or at all. As a result, our TRX token holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Further, TRX tokens we hold and transact with our trade execution partners does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation.

Moreover, TRX tokens may be “staked” on various platforms, including centralized cryptocurrency exchanges, or directly on decentralized platforms. “Staking” is a crypto-related process that allows network participants to earn rewards by locking their tokens in wallets. The TRX tokens in the Treasury Wallet are currently “staked” on JustLend, a decentralized finance (DeFi) protocol, in exchange for Staked TRX (sTRX) tokens. sTRX token is a derivative token that represents the “staked” TRX tokens, which can automatically generate yield for the token holders. For the avoidance of doubt, the sTRX token does not generate discrete staking rewards. Instead, the economic benefit of staking is reflected through a floating conversion rate between TRX and sTRX, which increases over time based on accrued protocol rewards. While “staking” can generate yields and rewards, there are inherent risks such as (i) smart contract risk – any vulnerabilities of the smart contract may potentially lead to loss of funds, and the redemption of “staked” tokens which is governed by smart contract may be modified by the operator; (ii) interest rate fluctuations – rates can change rapidly based on market conditions, and therefore the amount of yields or rewards is not guaranteed; and (iii) liquidity risk – it may take days or even weeks to release TRX tokens from “staking”. Other than yields and rewards generated from “staking” of the TRX tokens, the TRX token itself does not pay interest or other returns and we can only generate cash from our TRX token holdings if we sell our TRX tokens or implement strategies to create income streams or otherwise generate cash by using our TRX token holdings. Even if we pursue any such strategies, we may be unable to create income streams or otherwise generate cash from our TRX token holdings, and any such strategies may subject us to additional risks.

The TRX tokens staked through JustLend have been voted to super representative nodes on the TRON blockchain. According to Tronscan (the explorer of TRON blockchain), as of March 18, 2026, the TRX tokens which were staked into Staked TRX (sTRX) have been casted votes for the following super representatives: Abra Capital Management, Poloniex, BlockAnalysis, Crypto Labs, and TRONALLIANCE. The voting power was allocated on an approximately equal basis among these nodes. These nodes are identifiable on the TRON blockchain explorer, and the Company does not exercise discretion over the selection beyond the delegation carried out through the JustLend protocol.

Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered TRX tokens or otherwise generate funds using our TRX token holdings, including in particular during times of market instability or when the price of TRX tokens has declined significantly. If we are unable to sell our TRX tokens, enter into additional capital raising transactions, including capital raising transactions using TRX tokens as collateral, or otherwise generate funds using our TRX token holdings, or if we are forced to sell our TRX tokens at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

We face risks relating to the security of the wallets holding our TRX tokens, including the loss or destruction of private keys required to access our TRX tokens and cyberattacks or other data loss relating to our TRX tokens.

TRX tokens are controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which a TRX token is held. While the TRON blockchain ledger requires a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the TRX tokens held in such wallet. To the extent the private key(s) for a digital wallet are lost, destroyed, or otherwise compromised and no backup of the private key(s) is accessible, we will not be able to access the TRX tokens held in the related digital wallet. Furthermore, we cannot provide assurance that our digital wallets will not be compromised as a result of a cyberattack.

The limited rights of legal recourse available to us, and our lack of insurance protection expose us and our stockholders to the risk of loss of our digital assets.

Our digital assets are not insured. If our digital assets are lost, stolen or destroyed under circumstances rendering a party liable to us, the responsible party may not have the financial resources sufficient to satisfy our claim. For example, as to a particular event of loss, the only source of recovery for us might be limited, to the extent identifiable, to other responsible third parties (which may include a thief or terrorist), some or all of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim or may be beyond the reach of available legal recourse. Furthermore, the TRX token is not subject to Federal Deposit Insurance Corporation (“FDIC”) or Securities Investor Protection Corporation protection, which is the protection afforded to depositors at banking institutions. Therefore, a loss may be suffered with respect to our digital assets for which no recourse is available, which could adversely affect our operations and, consequently, an investment in our securities.

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our TRX tokens, we may lose some or all of our TRX tokens and our financial condition and results of operations could be materially adversely affected.

Security breaches and cyberattacks are of particular concern with respect to our TRX tokens. Blockchain-based digital assets have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. A successful security breach or cyberattack could result in a partial or total loss of our TRX tokens. Such a loss could have a material adverse effect on our financial condition and results of operations.

As of March 18, 2026, the TRON blockchain and TRX tokens have not experienced any material security breaches or protocol-level cyberattacks that compromised the integrity of the network. TRON currently maintains a public bug bounty program on HackerOne and has undergone an external security audit of its Java-Tron node software by ChainSecurity. However, the TRON blockchain and TRX token, similar to other digital assets and blockchain technologies, may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading digital asset exchange and reportedly stole over $400 million in digital assets from customers. A successful security breach or cyberattack could result in:

●	a partial or total loss of our TRX tokens;

●	harm to our reputation and brand;

●	improper disclosure of data and violations of applicable data privacy and other laws; or

●	significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure.

Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader TRON blockchain ecosystem or in the use of the TRON blockchain to conduct financial transactions, which could negatively impact us.

Attacks upon systems across a variety of industries are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, unauthorized parties have attempted, and we expect that they will continue to attempt, to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. In the past, hackers have successfully employed a social engineering attack against one of our service providers and misappropriated our digital assets, although, to date, such events have not been material to our financial condition or operating results. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. Further, there has been an increase in such activities due to the increase in work-from-home arrangements since the onset of the COVID-19 pandemic. The risk of cyberattacks could also be increased by cyberwarfare in connection with the ongoing Russia-Ukraine and Israel-Hamas conflicts, or other future conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of our operations or those of others in the digital asset industry, including third-party services on which we rely, could materially and adversely affect our business.

Absent federal regulations, there is a possibility that the TRX token (either on its own or when offered and sold as part of or subject to an investment contract) may be classified as a “security.” Any such classification of TRX token as a “security” would subject us to additional regulation and could materially impact the operation of our business.

Our assets are concentrated in our TRX token holdings. While neither the SEC nor any other U.S. federal or state regulator has publicly stated whether they agree that the TRX token, either on its own or when offered and sold as part of or subject to an investment contract, is a “security”, if the TRX token is determined to be a “security” in the future, it could lead to our classification as an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which would subject us to significant additional regulatory controls that could have a material adverse effect on our ability to execute on our TRX token strategy, and our business and operations and may also require us to substantially change the manner in which we conduct our business.

While (for the reasons discussed below) we believe that TRX token, whether on its own or when offered and sold as part of or subject to an investment contract, is not a “security” within the meaning of the U.S. federal securities laws, and registration of the Company under the Investment Company Act is therefore not required under the applicable securities laws, we acknowledge that a regulatory body or federal court may determine otherwise. Our belief, even if reasonable under the circumstances, would not preclude legal or regulatory action based on such a finding that TRX token, whether on its own or when offered and sold as part of or subject to an investment contract, is a “security” which would require us to register as an investment company under the Investment Company Act.

We have also adapted our process for analyzing the U.S. federal securities law status of the TRX token and other cryptocurrencies over time, as guidance and case law have evolved. As part of our U.S. federal securities law analytical process, we take into account a number of factors, including the various definitions of “security” under U.S. federal securities laws and federal court decisions interpreting the elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as court rulings, reports, orders, press releases, public statements, and speeches by the SEC Commissioners and SEC Staff providing guidance on when a digital asset or a transaction to which a digital asset may relate may be a security for purposes of U.S. federal securities laws. Our position that TRX token, whether on its own or when offered and sold as part of or subject to an investment contract, is not a “security” is premised, among other reasons, on our conclusion that the TRX token does not meet the elements of the Howey test. Among the reasons for our conclusion that the TRX token is not a security is that holders of TRX tokens do not have a reasonable expectation of profits from our efforts in respect of their holding of TRX tokens. Also, TRX token ownership does not convey the right to receive any interest, rewards, or other returns.

We acknowledge, however, that the SEC, a federal court or another relevant entity could take a different view. Application of securities laws to the specific facts and circumstances of digital assets is complex and subject to change. Our conclusion, even if reasonable under the circumstances, would not preclude legal or regulatory action based on a finding that the TRX token, or any other digital asset we might hold, is a “security.” As such, we are at risk of enforcement proceedings against us, which could result in potential injunctions, cease-and-desist orders, fines, and penalties if the TRX token was determined to be a security by a regulatory body or a court. Such developments could subject us to fines, penalties, and other damages, and adversely affect our business, results of operations, financial condition, and prospects.

Under Sections 3(a)(1)(A) and (C) of the Investment Company Act, a company generally will be deemed to be an “investment company” if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding, or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, and cash items) on an unconsolidated basis. Rule 3a-1 under the Investment Company Act generally provides that notwithstanding the Section 3(a)(1)(C) test described in clause (ii) above, an entity will not be deemed to be an “investment company” for purposes of the Investment Company Act if no more than 45% of the value of its assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, and cash items) consists of, and no more than 45% of its net income after taxes (for the past four fiscal quarters combined) is derived from, securities other than U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, securities issued by employees’ securities companies, securities issued by qualifying majority owned subsidiaries of such entity, and securities issued by qualifying companies that are controlled primarily by such entity. We do not believe that we are an “investment company” as such term is defined in either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act.

With respect to Section 3(a)(1)(A), following the June PIPE Offering, our ownership or holding of TRX tokens is in excess of 40% of our total assets. Since we believe that the TRX token is not an investment security, we do not hold ourselves out as being engaged primarily, or propose to engage primarily, in the business of investing, reinvesting, or trading in securities within the meaning of Section 3(a)(1)(A) of the Investment Company Act.

With respect to Section 3(a)(1)(C), we believe we satisfy the elements of Rule 3a-1 and therefore are deemed not to be an investment company under, and we intend to conduct our operations such that we will not be deemed an investment company under, Section 3(a)(1)(C). We believe that we are not an investment company pursuant to Rule 3a-1 under the Investment Company Act because, on a consolidated basis with respect to wholly-owned subsidiaries but otherwise on an unconsolidated basis, no more than 45% of the value of the Company’s total assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, and cash items) consists of, and no more than 45% of the Company’s net income after taxes (for the last four fiscal quarters combined) is derived from, securities other than U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, securities issued by employees’ securities companies, securities issued by qualifying majority owned subsidiaries of the Company, and securities issued by qualifying companies that are controlled primarily by the Company.

TRX tokens and other digital assets, as well as new business models and transactions enabled by blockchain technologies, present novel interpretive questions under the Investment Company Act. There is a risk that assets or arrangements that we have concluded are not securities could be deemed to be securities by the SEC or another authority for purposes of the Investment Company Act, which would increase the percentage of securities held by us for Investment Company Act purposes. The SEC has requested information from a number of participants in the digital assets’ ecosystem, regarding the potential application of the Investment Company Act to their businesses. For example, in an action unrelated to the Company, in February 2022, the SEC issued a cease-and-desist order under the Investment Company Act to BlockFi Lending LLC, in which the SEC alleged that BlockFi was operating as an unregistered investment company because it issued securities and also held more than 40% of its total assets, excluding cash, in investment securities, including the loans of digital assets made by BlockFi to institutional borrowers.

If we were deemed to be an investment company, Rule 3a-2 under the Investment Company Act is a safe harbor that provides a one-year grace period for transient investment companies that have a bona fide intent to be engaged primarily, as soon as is reasonably possible (in any event by the termination of such one-year period), in a business other than that of investing, reinvesting, owning, holding, or trading in securities, with such intent evidenced by the company’s business activities and an appropriate resolution of its board of directors. The grace period is available not more than once every three years and runs from the earlier of (i) the date on which the issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis or (ii) the date on which the issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Accordingly, the grace period may not be available at the time that we seek to rely on Rule 3a-2; however, Rule 3a-2 is a safe harbor and we may rely on any exemption or exclusion from investment company status available to us under the Investment Company Act at any given time. Furthermore, reliance on Rule 3a-2, Section 3(a)(1)(C), or Rule 3a-1 could require us to take actions to dispose of securities, limit our ability to make certain investments or enter into joint ventures, or otherwise limit or change our service offerings and operations. If we were to be deemed an investment company in the future, restrictions imposed by the Investment Company Act — including limitations on our ability to issue different classes of stock and equity compensation to directors, officers, and employees and restrictions on management, operations, and transactions with affiliated persons — likely would make it impractical for us to continue our business as contemplated, and could have a material adverse effect on our business, results of operations, financial condition, and prospects.

We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers.

Mutual funds, ETFs and their directors and management are subject to extensive regulation as “investment companies” and “investment advisers” under U.S. federal and state law; this regulation is intended for the benefit and protection of investors. We are not subject to, and do not otherwise voluntarily comply with, these laws and regulations. This means, among other things, that the execution of or changes to our Treasury Reserve Policy or our TRX token strategy, our use of leverage, the manner in which our TRX tokens are custodied, our ability to engage in transactions with affiliated parties and our operating and investment activities generally are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers. For example, although a significant change to our Treasury Reserve Policy would require the approval of our Board, no shareholder or regulatory approval would be necessary. Consequently, our Board has broad discretion over the investment, leverage and cash management policies it authorizes, whether in respect of our TRX token holdings or other activities we may pursue, and has the power to change our current policies, including our strategy of acquiring and holding TRX tokens.

Our TRX token strategy exposes us to risk of non-performance by counterparties in the future.

As of the date hereof, the Company does not have any material agreements with counterparties relating to the purchase or sale of TRX tokens. However, this may change in the future. Our TRX token strategy exposes us to the risk of non-performance by counterparties, whether contractual or otherwise. Risk of non-performance includes inability or refusal of a counterparty to perform because of a deterioration in the counterparty’s financial condition and liquidity or for any other reason. For example, our execution partners, or other counterparties might fail to perform in accordance with the terms of our agreements with them, which could result in a loss of TRX tokens, a loss of the opportunity to generate funds, or other losses.

If we pursue any strategies to create income streams or otherwise generate funds using our TRX token holdings, we would become subject to additional counterparty risks. Any significant non-performance by counterparties could have a material adverse effect on our business, prospects, financial condition, and operating results.

Further, the broader digital assets industry is subject to counterparty risks, which could adversely impact the adoption rate, price, and use of TRX tokens. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry have highlighted the counterparty risks applicable to owning and transacting in digital assets. Although these bankruptcies, closures, liquidations and other events have not resulted in any loss or misappropriation of our TRX tokens, nor have such events adversely impacted our access to our TRX tokens, they have, in the short-term, likely negatively impacted the adoption rate and use of the TRX tokens. Additional bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the digital assets industry in the future may further negatively impact the adoption rate, price, and use of the TRX token, limit the availability to us of financing collateralized by TRX tokens, or create or expose additional counterparty risks. Changes in the accounting treatment of our TRX token holdings could have significant accounting impacts, including increasing the volatility of our results.

The broader digital assets industry, including the technology associated with digital assets, the rate of adoption and development of, and use cases for, digital assets, market perception of digital assets, and the legal, regulatory, and accounting treatment of digital assets are constantly developing and changing, and there may be additional risks in the future that are not possible to predict.

The price decrease of energy, a type of system resources on the TRON blockchain, could negatively affect the Company.

Bandwidth and energy are main types of resources on the TRON blockchain which are necessary for execution of different types of transactions. Except for query operations, the execution of all the transactions on the TRON blockchain consumes bandwidth. Bandwidth measures the byte size of a transaction on the blockchain. The larger the transaction is, the more bandwidth will be consumed. Energy measures the resources consumed by the TRON Virtual Machine (TVM) to execute a smart contract. Energy is only consumed when deploying or triggering a smart contract.

According to committee proposals available on Tronscan, the proposal #104 which proposed the modification of transaction fee of 1 unit of energy from 0.00021 TRX token to 0.0001 TRX token was approved by the SR and became effective on August 29, 2025. Because users consume energy to execute smart contracts on the TRON blockchain, the price decrease of energy has several implications and potential risks.

The effectiveness of proposal #104 means that less TRX is required to be burned (from 0.00021 TRX token to 0.0001 TRX token) to obtain a unit of energy; as a result, the cost for users to obtain energy through TRX burning decreases significantly, and therefore there will be less demand for energy rental. This change may:

(i)	Lower the yields in the energy rental market, as evidenced by JustLend DAO’s downward adjustment of its base rate, which means the staking yield to be earned by the Company through sTRX generated from standard staking and energy rental is expected to be lower; this may cause the value of sTRX held by the Company to decline. Any such decline could negatively affect the Company’s return on its sTRX holdings, which in turn could negatively impact the Company.
(ii)	Lessen the deflationary pressure on the TRX token supply as fewer TRX tokens will be burned by users for obtaining energy.
(iii)	Increase the on-chain transaction volume as transaction costs are lower.
(iv)	Lower the TRX token threshold for executing smart contracts, which is expected to enable broader participation and expand the network’s active user base.
(v)	Lower the barriers for developers and dApps, which is expected to drive increased contract deployment and greater TRON ecosystem activity.

Risks Related to Our Corporate Structure

In 2023, the PRC government initiated a series of regulatory actions and statements to regulate business operations in certain areas in Mainland China, including cracking down on illegal activities in the securities market, enhancing supervision over Mainland China-based companies listed overseas using the variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. We are subject to PRC laws and regulations related to the current or future business operations of our subsidiary in Hong Kong and any changes in such laws and regulations and interpretations may impair its ability to operate profitably, which could result in a material negative impact on its operations and/or the value of our Common Stock or other securities.

Although we have direct ownership of our subsidiary in Hong Kong and currently do not have or intend to have any subsidiary or any contractual arrangement to establish a VIE structure with any entity in Mainland China, we are still subject to certain legal and operational risks associated with our connections to Hong Kong. The legal and operational risks associated in Mainland China also apply to our current or future operations in Hong Kong, and we face the risks and uncertainties associated with the complex and evolving PRC laws and regulations and as to whether and how the recent PRC government statements and regulatory developments, such as those relating to data and cyberspace security and anti-monopoly concerns, would be applicable to a company such as our subsidiary and our Company, given the Hong Kong aspects of our subsidiary in Hong Kong and the potential that the Chinese government may exercise significant oversight over the conduct of business in Hong Kong. In the event we were to become subject to PRC laws and regulations, we could incur material costs to ensure compliance, and might be subject to fines, experienced evaluation of securities or delisting, restrictions on securities offerings, and/or no longer be permitted to continue business operations as presently conducted. Our organizational structure involves risks to the investors, and Chinese regulatory authorities could disallow this structure, which would likely result in a material change in our subsidiary’s operations and/or a material change in the value of our Common Stock or other securities, including the risk that such event could cause the value of our Common Stock or other securities to decline. Moreover, there are substantial uncertainties regarding the interpretation and application of PRC laws and regulations including, but not limited to, the laws and regulations potentially related to our business and the enforcement and performance of our arrangements with customers in certain circumstances. The laws and regulations may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness and interpretation of newly enacted laws or regulations, including amendments to existing laws and regulations, may be delayed, and our business may be affected if we rely on laws and regulations which are subsequently adopted or interpreted in a manner different from our understanding of these laws and regulations. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our business.

We may become subject to a variety of PRC laws and other obligations regarding M&A Rules, the Trial Measures and data security, and any failure to comply with applicable laws and obligations could potentially have a material and adverse effect on our business, financial condition and results of operations.

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the M&A Rules, adopted by six PRC regulatory agencies on August 8, 2006, and amended on June 22, 2009, requires an overseas special purpose vehicle formed for listing purposes through acquisitions of domestic companies in Mainland China and controlled by companies or individuals of Mainland China to obtain the approval of the CSRC, prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. In addition, on December 24, 2021, the CSRC released the Administrative Regulations of the State Council Concerning the Oversea Issuance of Security and Listing by Domestic Enterprise (Draft for Comments) (the “Draft Administrative Regulations”) and the Measures for the Overseas Issuance of Securities and Listing Record-Filings by Domestic Enterprises (Draft for Comments) (the “Draft Filing Measures”), collectively the “Draft Rules on Overseas Listing”, for public opinion.

As of the date of this Annual Report, we have no subsidiary, VIE structure or any direct operations in Mainland China, nor do we intend to have any subsidiary or VIE structure or to acquire any equity interests in any domestic companies in Mainland China, and we have not generated any revenues or profits in Mainland China. Additionally, we do not intend to operate in Mainland China in the foreseeable future. As such, we do not believe we would be subject to the M&A Rules, or would be required to file with the CSRC under the Trial Measures. Moreover, pursuant to the Basic Law of the Hong Kong Special Administrative Region, or the Basic Law, PRC laws and regulations shall not be applied in Hong Kong except for those listed in Annex III of the Basic Law (which is confined to laws relating to national defense, foreign affairs and other matters that are not within the scope of autonomy). Therefore, we believe, as of the date of this Form 10-K, the CSRC’s approval or review is not required for the listing and trading of our Common Stock in the U.S. exchange as provided under the M&A Rules and the Trial Measures. We believe it is not necessary to obtain, and we have not obtained, an opinion from PRC or Hong Kong counsel to consult on the above.

SRM Ltd has two independent contractors in Hong Kong, which is a part of the PRC. In 2023, the PRC government initiated a series of regulatory actions and statements to regulate business operations in certain areas in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using a VIE structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding its efforts in anti-monopoly enforcement. Since these statements and regulatory actions are new, it is highly uncertain how soon the legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any. It is also highly uncertain what the potential impact such modified or new laws and regulations will have on our Hong Kong subsidiary. These actions could result in a material change in the Hong Kong aspects of our operations and/or to the value of our Common Stock or other securities.

Statements by the PRC government have indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investments in China based issuers. On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued a document to crack down on illegal activities in the securities markets and promote the high-quality development of the capital markets, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws.

On December 24, 2021, the CSRC released the Draft Administrative Provisions and the Draft Filing Measures, both of which had a comment period that expired on January 23, 2022. The Draft Administrative Provisions and Draft Filing Measures regulate the administrative system, record-filing management, and other related rules in respect of the direct or indirect overseas issuance of listed and traded securities by “domestic enterprises”. The Draft Administrative Provisions specify that the CSRC has regulatory authority over the “overseas securities offering and listing by domestic enterprises”, and requires “domestic enterprises” to complete filing procedures with the CSRC if they wish to list overseas. On February 17, 2023, the CSRC released the Trial Measures and five supporting guidelines, which came into effect on March 31, 2023. According to the Trial Measures, domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill the filing procedures and report relevant information to the CSRC; any failure to comply with such filing procedures may result in administrative penalties, such as an order to rectify, warnings, and fines. On April 2, 2022, the CSRC published the Draft Archives Rules, for public comment. These rules state that in the overseas listing activities of domestic companies, domestic companies, as well as securities companies and securities service institutions providing relevant securities services thereof, should establish a sound system of confidentiality and archival work, shall not disclose state secrets, or harm the state and public interests.

Under the Trial Measures and the Guidance Rules and Notice, Chinese domestic companies conducting overseas securities offering and listing activities, either in direct or indirect form, shall complete filing procedures with the CSRC pursuant to the requirements of the Trial Measures within three working days following their submission of initial public offerings or listing application. The companies that have already been listed on overseas stock exchanges or have obtained the approval from overseas supervision administrations or stock exchanges for its offering and listing and will complete their overseas offering and listing prior to September 30, 2023 are not required to make immediate filings for its listing, yet need to make filings for subsequent offerings in accordance with the Trial Measures. Companies that have already submitted an application for an initial public offering to overseas supervision administrations prior to the effective date of the Trial Measures but have not yet obtained the approval from overseas supervision administrations or stock exchanges for the offering and listing, shall arrange for the filing within a reasonable time period and shall complete the filing procedure before such companies’ overseas issuance and listing.

Management understands that as of the date of this Form 10-K, the Company has no operations in Mainland China and is not required to complete filing procedures with the CSRC pursuant to the requirements of the Trial Measures. While the Company has no current operations in Mainland China, should we have any future operations in Mainland China and should we (i) fail to receive or maintain such permissions or approvals, (ii) inadvertently conclude that such permissions or approvals are not required, or (iii) applicable laws, regulations, or interpretations change and require us to obtain such permissions or approvals in the future, we may face sanctions by the CSRC, the CAC or other PRC regulatory agencies. These regulatory agencies may also impose fines and penalties on our potential operations in Mainland China, as well as limit our ability to pay dividends outside of Mainland China, limit our operations in Mainland China, delay or restrict the repatriation of the proceeds from our offerings into Mainland China or take other actions that could have a material adverse effect on our business as well as the trading price of our Common Stock or other securities. If we have PRC operations in the future, we may be required to restructure our operations to comply with such regulations or potentially cease operations in the PRC entirely. The CSRC, the CAC or other PRC regulatory agencies also may take actions requiring us, or making it advisable for us, to halt our offerings before settlement and delivery of our Common Stock or other securities. In addition, if the CSRC, the CAC or other regulatory PRC agencies later promulgate new rules requiring that we obtain their approvals for our offerings, we may be unable to obtain a waiver of such approval requirements, if and when procedures are established to obtain such a waiver. If we have PRC operations in the future, any action taken by the PRC government could significantly limit or completely hinder our operations in the PRC and our ability to offer or continue to offer securities to investors, and could cause the value of such securities to decline.

Furthermore, on July 10, 2021, the CAC issued a revised draft of the Measures for Cybersecurity Review for public comment, which required that, among others, in addition to any “operator of critical information infrastructure”, any “data processor” controlling personal information of no less than one million users which seeks to list in a foreign stock exchange should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities. On December 28, 2021, the CAC, the National Development and Reform Commission (“NDRC”), and several other administrations jointly issued the revised Measures for Cybersecurity Review, which became effective and replaced the existing Measures for Cybersecurity Review on February 15, 2022. According to the Revised Review Measures, if an “online platform operator” that is in possession of personal data of more than one million users intends to list in a foreign country, it must apply for a cybersecurity review. Based on a set of Q&A published on the official website of the State Cipher Code Administration in connection with the issuance of the Revised Review Measures, an official of the said administration indicated that an online platform operator should apply for a cybersecurity review prior to the submission of its listing application with non-PRC securities regulators. Moreover, the CAC released the draft of the Regulations on Network Data Security Management in November 2021 for public consultation, which among other things, stipulates that a data processor listed overseas must conduct an annual data security review by itself or by engaging a data security service provider and submit the annual data security review report for a given year to the municipal cybersecurity department before January 31 of the following year. Given the recency of the issuance of the Revised Review Measures and their pending effectiveness, there is a general lack of guidance and substantial uncertainties exist with respect to their interpretation and implementation. It remains unclear whether a Hong Kong company which collects personal information from PRC individuals shall be subject to the Revised Review Measures. We do not currently expect the Revised Review Measures to have an impact on our business, our operations or our offerings as we do not believe that our subsidiary would be deemed to be an “operator of critical information infrastructure” or a “data processor” controlling personal information of no less than one million users, that would be required to file for cybersecurity review before listing in the U.S.. However, there remains uncertainty in the interpretation and enforcement of relevant PRC cybersecurity laws and regulations. If the Revised Review Measures are adopted into law in the future and if our subsidiary is deemed to be an “operator of critical information infrastructure” or a “data processor” controlling personal information of no less than one million users, our operation and the listing of our Common Stock or other securities in the U.S. could be subject to CAC’s cybersecurity review.

As of the date of this Annual Report, Hong Kong does not have similar regulations as of the PRC to extend oversight and control over offerings that are conducted overseas. Hong Kong does not have similar regulation as of the Trial Measures and the Guidance Rules and Notice, and Measures for Cybersecurity Review of the PRC. However, the legal and operational risks associated in Mainland China apply to operations in Hong Kong, and we face the risks and uncertainties associated with the complex and evolving PRC laws and regulations and as to whether and how the recent PRC government statements and regulatory developments, such as those relating to data and cyberspace security and anti-monopoly concerns, would be applicable to a company such as our subsidiary and our Company, given the Hong Kong aspects of our subsidiary in Hong Kong and the possibility that the Chinese government may exercise significant oversight over the conduct of business in Hong Kong. In the event we or our subsidiary were to become subject to PRC laws and regulations, we could incur material costs to ensure compliance, and we or our subsidiary might be subject to fines, experienced evaluation of securities or delisting, restrictions on securities offerings, and/or no longer be permitted to continue business operations as presently conducted. In the event that (i) the PRC government expands the categories of industries and companies whose foreign securities offerings are subject to review by the CSRC or the CAC or if applicable laws, regulations or interpretations change and we are required to obtain such permissions or approvals, (ii) we inadvertently conclude that relevant permissions or approvals were not required or (iii) we did not receive or maintain relevant permissions or approvals required, any action taken by the PRC government could significantly limit or completely hinder our operations in Hong Kong and our ability to offer or continue to offer securities to investors and could cause the value of our Common Stock or other securities to decline.

We believe that our current connections to Hong Kong are not substantial. Although SRM Ltd, our wholly-owned subsidiary is a Hong Kong company, it has only two independent contractors and its function is to provide administrative support for the procurement and delivery process which is controlled by the Company directly with its PRC suppliers. As to our TRX treasury business, our Treasury Wallet is located in Hong Kong; however, all operating decisions relating to the movement of TRX to and from the Treasury Wallet are made by our Board, a majority of whom are not based in Hong Kong or the PRC.

Certain of our operations are conducted in Hong Kong. It is possible that the Chinese government may exercise significant oversight and discretion over the conduct of such business and may influence such operations, which could potentially significantly interfere with, alter, limit or hinder our current presence in Hong Kong, and certain scenarios, possibly affect the value of our Common Stock or other securities. Changes in the policies, regulations, rules, and the enforcement of laws of the Chinese government may also occur quickly and our assertions and beliefs of the risk imposed by the PRC legal and regulatory system cannot be certain. There are uncertainties regarding the enforcement of PRC laws, and rules and regulations in China can change quickly with little advance notice. The Chinese government may intervene or influence the Hong Kong aspects of our operations, which could interfere with our operations and/or affect the value of the Common Stock or other securities we are registering for sale.

In 2023, the PRC government initiated a series of regulatory actions and statements to regulate business operations in certain areas in Mainland China, including a cracking down on illegal activities in the securities market, enhancing supervision over Mainland China-based companies listed overseas using the VIE structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. Given the recent statements by the Chinese government indicating an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in Mainland China-based issuers, any extension of these actions, statements or policies into Hong Kong could potentially significantly interfere with, alter, limit or hinder our current presence in Hong Kong.

There are uncertainties regarding the enforcement of PRC laws, and rules and regulations in China can change with little advance notice. The Chinese government may intervene or influence our Hong Kong subsidiary or our TRX treasury business at any time, which could result in a material change in the Hong Kong aspects of our operations and/or the value of the securities we are registering for sale.

It may be difficult to enforce a judgment of U.S. courts for civil liabilities under U.S. federal securities laws against us, our directors or officers in Mainland China and Hong Kong.

As of the date of this Annual Report, our Chairman and Director Mr. Weike Sun and our Director Mr. Zhihong Liu are based in Hong Kong. We do not have any directors or officers located in Mainland China. In addition, the Company retains sole control of the Treasury Wallet and private keys in Hong Kong, and Mr. Weike Sun and Mr. Zi Yang are authorized by the Board to make the arrangements for safeguarding and operating the private keys of the Treasury Wallet. As a result, it may be difficult for investors to effect service of process within the U.S. upon such directors, or to enforce judgments obtained in U.S. courts against them in Mainland China or Hong Kong, including judgments predicated upon the civil liability provisions of the securities laws of the U.S. or any state in the U.S. and whether in connection with any claim relating to the Treasury Wallet, or otherwise.

The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. The PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. China does not have any treaties or other forms of written arrangement with the United States that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, the PRC courts will not enforce a foreign judgment if they decide that the judgment violates the basic principles of PRC laws or national sovereignty, security or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States. In addition, it will be difficult for U.S. shareholders to originate actions against us in China in accordance with PRC laws because it will be difficult for U.S. shareholders, by virtue only of holding our Common Stock or other securities, to establish a connection to the PRC for a PRC court to have jurisdiction as required under the PRC Civil Procedures Law.

There is also uncertainty as to whether the courts of Hong Kong would (i) recognize or enforce judgments of United States courts obtained against us or our directors or officers predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States or (ii) entertain original actions brought in Hong Kong against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States. Currently, there are no treaties or reciprocity protocols in place between the U.S. and the PRC relating to the enforceability of civil judgments.

In Hong Kong, foreign judgments can be enforced under statute under the Foreign Judgments (Reciprocal Enforcement) Ordinance or under common law. The Foreign Judgments (Reciprocal Enforcement) Ordinance is a registration scheme for the recognition and enforcement of foreign judgments based on reciprocity but the United States is not a designated country under the Foreign Judgments (Reciprocal Enforcement) Ordinance. As a result, a judgment rendered by a court in the United States, including as a result of administrative actions brought by regulatory authorities, such as the SEC, and other actions, will not be enforced by the Hong Kong courts under the statutory regime. In addition, the Supreme People’s Court of the PRC and the Government of Hong Kong have entered into the “Arrangement on Reciprocal Recognition and Enforcement of Judgments in Civil and Commercial Matters by the Courts of the Mainland and of the Hong Kong Special Administrative Region pursuant to Choice of Court Agreements between Parties Concerned,” or the Arrangement. The Mainland Judgements (Reciprocal Enforcement) Ordinance gave effect to the Arrangement and is a registration scheme for recognition and enforcement of PRC judgements based on reciprocity. Other than the Arrangement, Hong Kong has not entered into any multilateral convention or bilateral treaty regarding the recognition and enforcement of foreign judgments. Accordingly, any judgments rendered by a court in the United States will need to be enforced under common law. In order to enforce a foreign judgment under common law in Hong Kong, the judgment must meet certain criteria before it can be enforced, such as the judgment being final and conclusive.

The foregoing risks make it uncertain that stockholders or others will be able to obtain a legally binding judgment against the Company or our directors or officers, and if such a judgment is ultimately obtained, the process could be time consuming and costly. We believe it is not necessary to obtain, and we have not obtained, an opinion from PRC or Hong Kong counsel to consult on the above.

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

ITEM 2. PROPERTIES

Our principal executive office is located in a flexible shared office facility located at 941 W Morse Blvd., Suite 100, Winter Park, FL 32789, with lease terms on a month-to-month basis. On August 8, 2025, the Company entered into a Lease Agreement (the “Lease”) with Trump Tower Commercial LLC for the leasing of 2,791 rentable square feet located at 725 Fifth Avenue, New York, NY 10022 with a term commencing September 1, 2025 and ending October 31, 2028. We believe that these facilities are adequate for our needs, including providing the space and infrastructure to accommodate our development work based on our current operating plan. We do not own any real estate.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq Capital Market under the symbol “TRON”. The closing price of our common stock on the Nasdaq Capital Market on March 18, 2026 was $2.02.

Holders

As of March 18, 2026, there were 21 shareholders of record. Since certain shares of our common stock are held by brokers and other institutions on behalf of stockholders, the foregoing number of holders of our common stock is not representative of the number of beneficial holders of our common stock.

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

Issuance of Unregistered Securities

During the year ended December 31, 2025, the Company issued: (i) 712,133 shares of its common stock valued at $452,748 upon conversion of 712,133 pre-funded warrants; (ii) 25,000 shares of its common stock valued at $16,250 in connection with a Consulting Agreement; (iii) 500,000 shares of its common stock in connection with a Stock Purchase Agreement Gameverse Interactive Corp (“Gameverse”), valued at $190,500, pursuant to which the Company received 132,000 share of common stock of Gameverse; (iv) 50,000 shares of its common stock valued at $28,145 in connection with a consulting agreement; (v) 1,270,000 shares of its common stock for the exercise of stock options, the proceeds from which totaled $696,007; (vi) 18,802 shares and 135,846 shares of its common stock for the cashless exercise of options and warrants; (vii) 8,928,571 shares of its common stock for the exercise of warrants with proceeds totaling $5,803,571; (viii) 9,518,571 shares of its common stock for the conversion of 5,000 Series A Preferred shares which includes 590,000 shares related to fees associated with the transaction; (ix) 220,000,000 shares of its common stock for the exercise of warrants for 312,500,100 TRX tokens valued at $110,000,000; (x) 535,715 shares of its common stock for the exercise of placement warrants for cash totaling $348,215; and (xi) 3,663,798 shares of its common stock for the cashless exercise of advisory warrants.

These issuances were made in reliance on an exemption from registration set forth in Section 4(a)(2) of the Securities Act, as transactions by an issuer not involving a public offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no issuer purchases of equity securities during the years ended December 31, 2025.

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

As used in this annual report and unless otherwise indicated, the terms “we”, “us”, “our”, “Tron” and the “Company” mean Tron Inc. and its consolidated subsidiary unless the context dictates otherwise.

Our Business

General

Tron Inc. (formerly SRM Entertainment, Inc.), is a publicly traded company pioneering blockchain-integrated treasury strategies. As the public company with the largest TRON (TRX) tokens holdings, the Company is committed to transparency, long-term value creation and the adoption of decentralized financial tools. In addition, through our wholly owned subsidiary, the Company designs, develops, and manufactures custom merchandise which includes toys and souvenirs for the world’s largest theme parks and other entertainment venues. Many of the Company’s products are based on award winning multi-billion-dollar entertainment franchises that are featured in popular movies and books. The products are distributed worldwide at Walt Disney Parks and Resorts, Universal Parks and Destinations, United Parks and Resorts – SeaWorld, Six Flags and other attractions.

Tron Inc. is a Nevada corporation that was incorporated on April 22, 2022. SRM Entertainment Limited (“SRM Ltd”), a limited company was incorporated in the Hong Kong Special Administrative Region of the People’s Republic of China on January 23, 1981. The Company acquired SRM Ltd on August 14, 2023. The consolidated companies are collectively referred to as the Company.

On June 16, 2025, we entered into the June Securities Purchase Agreement (as defined below) with Bravemorning (as defined below). On August 29, 2025, Bravemorning acquired 220,000,000 shares of the Company’s common stock, par value $0.0001 (the “Common Stock”), via its exercise of June PIPE Warrants (as defined below) with total dollar amount of $110,000,000, and upon such acquisition, Bravemorning became the owner of approximately 86.6% of the Company’s outstanding shares of Common Stock. Upon the August Warrant Exercise (as defined below) in connection with the June Securities Purchase Agreement (as defined below), Bravemorning also held 100,000 Preferred Stock Shares (as defined below), which are convertible into an additional 200,000,000 shares of Common Stock and which vote on an as-converted basis with the Common Stock; and Bravemorning’s ownership of Common Stock and Preferred Stock Shares gave it an aggregate voting power of approximately 92.5%. As of March 18, 2026, Bravemorning holds an aggregate voting power of approximately 88.5%. Mr. Weike Sun, who is a director of the Company, is the sole shareholder of Bravemorning. See “Recent Developments” for more information on these transactions and also on the Employment Agreement Amendments, the Name Change, the Symbol Change and the Charter Amendment (all as defined below). These moves reflect the Company’s broader strategic transformation and its commitment to aligning more closely with the TRON blockchain ecosystem, following the launch of its Tron-focused treasury strategy. The Company’s ticker change to “TRON” reinforces its brand identity and positions it as a key corporate player in the rapidly evolving blockchain and digital asset economy.

On December 29, 2025, the Company announced an $18 million strategic equity investment from Justin Sun (“December Investment”). The closing of the December Investment occurred on January 8, 2026. See “Recent Developments” for more information on this transaction.

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of US Securities and Exchange Commission (“SEC”).

Company Overview

Toy and Souvenir Business

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

TRX Tokens Treasury

The TRX token is the governance token of the TRON network, which is used to pay for on-chain transaction fees, participate in network governance and incentivize validators who generate transaction blocks for the network. Users can also stake TRX tokens to vote for validators who facilitate the block validation process and receive staking rewards.

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

The TRX token is the native token of the TRON blockchain. As of March 18, 2026, the TRX token ranked number 6 by market valuation among all non-stablecoin crypto tokens globally. The Company’s plan is to accumulate and hold TRX tokens in its treasury and stake substantially all TRX tokens to earn yield. The Company has been engaging primarily in liquid staking activities by staking TRX tokens in its treasury through JustLend DAO (“JustLend”), the leading decentralized finance (“DeFi”) protocol on the TRON blockchain, whereby it stakes its digital assets (TRX tokens) into the JustLend protocol to support network operations and, in return, accrued network rewards. The JustLend platform generates yield through a combination of standard staking rewards (i.e. token rewards derived from delegating to super representative nodes) and “energy” rental income on the TRON blockchain (i.e. renting to other users the idle TRON “energy” resources entitled by TRX staking).

Under standard TRX staking mechanism, TRX stakers are able to participate in community governance by voting for super representatives. Yield from standard TRX staking generally refers to (1) energy and bandwidth obtained by users after staking TRX on the TRON blockchain and (2) the voting rewards in the form of TRX tokens obtained by users after voting for the super representatives. Energy rental generally refers to users earning rent by renting out the energy that is obtained by staking TRX on the TRON blockchain. According to the mechanism of the TRON blockchain, deploying or triggering smart contracts consumes energy; and if energy is insufficient, TRX token(s) will be burned to make up for the missing resources. Energy could be obtained by either staking TRX tokens or burning TRX tokens. Given the market demands, there are energy rental protocols in the market (such as JustLend Energy Rental), such that users can borrow energy without staking nor burning TRX tokens. Users who already have staked their TRX tokens on the TRON blockchain have the ability to lend their energy out to earn additional income.

The use cases of the TRX token include (but are not limited to):

(i) Governance of TRON blockchain: By staking their TRX token holdings, TRX token holders will be able to vote for super representative candidates. The top 27 super representative candidates with the highest votes will become the super representative nodes (the “SR”) and be able to participate in validation and block production. The super representative candidates who rank 28th to 127th are called super representative partners (the “SR Partners”). Each of the SRs, SR Partners and other super representative candidates may initiate community proposals, but only SRs are entitled to vote for the proposals. As of March 18, 2026, the SRs of TRON blockchain include, among others, Google Cloud, Binance, HTX, Kraken, OKX, OKCoin Japan, Kiln, P2P.org, Nansen, and Abra Capital.

(ii) Transaction fees on TRON blockchain: TRX token is primarily used to pay transaction fees on the TRON blockchain. Generally speaking, users of the TRON blockchain are required to utilize token resources (namely “bandwidth” and “energy”) in their wallets to process transactions. Users can obtain such resources by either burning or staking TRX tokens.

(iii) Incentivizing SRs to maintain security and functionality of TRON blockchain: Block generation rewards and voting rewards on the TRON blockchain are issued in the form of TRX token. An SR is entitled to block generation rewards, and voting rewards are distributed to both SRs and SR Partners.

The genesis supply of the TRX token was 100 billion. New tokens are generated currently at the rate of approximately 1.5% per annum as governance and block validation rewards. On the offsetting side, TRX token is burned by the users to pay transaction fees for on-chain activities. Consequently, the supply change of TRX token depends on how active the blockchain is. During the period from January 1, 2022 to March 18, 2026, TRX token has been in deflation at approximately 1.7% per annum. As of March 18, 2026, the supply of TRX token is approximately 94.8 billion. Currently there is no lock-up, and substantially all the TRX tokens are in circulation.

The TRON protocol, one of the largest blockchain-based operating systems in the world, offers public blockchain support of high throughput, high scalability, and high availability for all decentralized applications (DApps) in the TRON ecosystem.

The TRON mainnet was launched in June 2018. It marked the transition of TRX token from being an ERC-20 token on the Ethereum blockchain to the native governance token of TRON blockchain, an independent and standalone network.

Through years of development, TRON blockchain has been uniquely positioned as the dominant settlement protocol for on-chain stablecoin payment. As of March 18, 2026, TRON had over 371 million in total user wallets globally, hosting approximately 86.4 billion in TRC-20 USDT (Tether) accounting for approximately 46.9% of total USDT circulation.

TRON block generation is secured and validated by a diverse group of super representative nodes globally including major industry players such as Google Cloud, Binance, HTX, Kraken, OKX, OKCoin Japan, Kiln, P2P.org, Nansen, and Abra Capital.

The Company holds the treasury tokens in a self-managed hardware wallet (the “Treasury Wallet”). The board of directors of the Company (the “Board”) has full control and access to the Treasury Wallet, which was set up by BiT Global Trust Limited (“BiT Global”). BiT Global is a licensed Trust or Company Service Provider under the licensing regime administered by the Companies Registry of Hong Kong and a trust company registered under section 78(1) of the Trustee Ordinance (Cap. 29) of Hong Kong, and is therefore a regulated custodian.

The Treasury Wallet is safely kept in a secure location in Hong Kong controlled by BiT Global. It utilizes the proprietary technology and on-chain compliance monitoring services provided by BiT Global. Pursuant to the Self-Managed Wallet Services Agreement (the “BiT Global Services Agreement”) entered into by the Company and BiT Global on June 26, 2025, BiT Global has set up the Treasury Wallet for the Company, licenses certain BiT Global technology to the Company, and provides monitoring services to the Company relating to on-chain wallet activities. The Company retains sole control of the Treasury Wallet and private keys in Hong Kong. Mr. Weike Sun and Mr. Zi Yang, our Directors, are authorized by the Board to make the arrangement for safeguarding and operating the private keys of the Treasury Wallet. Due to security considerations, the details of the private key arrangement are highly confidential and not for public disclosure. The Board is primarily responsible for verifying the existence of treasury token holdings. The Company’s auditors also have inspected and verified the Treasury Wallet operations and the existence of the treasury token holdings. There currently is no insurance coverage on the treasury tokens.

The BiT Global Services Agreement contains customary provisions relating to fees, confidentiality, compliance with applicable law, indemnification, limitations of liability, and termination. The foregoing description of the BiT Global Services Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the BiT Global Services Agreement, which is incorporated herein by reference as Exhibit 10.30.

The Company has staked and plans to continue to stake TRX tokens in its treasury into Staked TRX (sTRX) tokens through JustLend, the leading DeFi protocol on the TRON blockchain which executes transactions through smart contracts, to accrue enhanced staking yield from both standard TRX staking and energy rental. JustLend is the DeFi staking platform designated by the Company to generate enhanced staking yield via the staked TRX token (sTRX). The Company has currently staked nearly 100% of the TRX tokens in its treasury into sTRX tokens. See “Our TRX Tokens Holdings” below. By holding sTRX tokens, the Company is able to accrue enhanced yields from both standard TRX staking and energy rental.

The staking rewards generated from staking TRX tokens into sTRX via JustLend are distributed according to the protocol’s rules. Currently, 20% of the rewards are retained by the JustLend protocol as protocol revenue, while the remaining 80% are allocated to sTRX token holders on a pro-rata basis. BiT Global does not receive any portion of the staking rewards.

The staking of TRX tokens into sTRX tokens through JustLend was executed on the JustLend webpage. JustLend is a decentralized finance protocol, and the staking is governed by the Terms of Service of JustLend. There is no separate agreement between the Company and JustLend. The Company has not engaged in offline staking.

The TRX token is the native token of the TRON blockchain, and it serves as the utility token for various scenarios. The staked TRX token (sTRX) is a derivative token issued by the JustLend DAO protocol that represents the “staked” TRX tokens, and provides holders exposure to automatically accruing yield through standard TRX staking rewards and energy renting. Users can obtain sTRX tokens by staking TRX tokens on JustLend. The sTRX token is not fixed at a 1:1 conversion ratio with the TRX token; instead, the number of TRX tokens which can be exchanged from one sTRX token increases over time as rewards accumulate in the overall pool of staked tokens. As the voting rewards and energy rent accrue, the conversion ratio of the TRX token to the sTRX token increases gradually, so that the number of TRX tokens which can be obtained by users by unstaking and swapping from sTRX tokens back to TRX tokens increases accordingly. By holding sTRX tokens, the Company is able to accrue enhanced yields from both standard TRX staking and energy rental. For the avoidance of doubt, the sTRX token does not generate discrete staking rewards. Instead, the economic benefit of staking is reflected through a floating conversion rate between TRX and sTRX, which increases over time based on accrued protocol rewards. For comparison, the TRX token remains the native token of the TRON blockchain, and which can be used directly for transaction fee payments and community governance; whereas the sTRX token functions as a staking and yield-bearing certificate. On June 28, 2025 and August 28, 2025, 365,096,800 and 312,500,000 TRX tokens were converted into approximately 297,543,246 and approximately 252,133,646 sTRX tokens respectively, based on the real-time conversion ratio according to the JustLend webpage. According to the JustLend DAO documentation, users who unstake their sTRX must wait 14 days before they can withdraw the unstaked TRX by clicking “Withdraw” on the same page.

As of the date of this Form 10-K, the Company does not have any material agreements with counterparties relating to the purchase or sale of TRX tokens. To date, the TRX tokens held in the Company’s treasury were received (i) as payment in kind from the Company’s controlling shareholder in connection with the issuance of Series B Preferred Stock and warrant shares in connection with the June Securities Purchase Agreement (as defined below); and (ii) as a result of the token sale and purchase transactions under the BGDL Token S&P Agreement (as defined below).

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

The primary focus of the business of the Company is the accumulation of TRX tokens with the goal to realize long-term value creation through price appreciation and staking yield. The sTRX token, being a derivative token that represents the “staked” TRX token, provides exposure to additional yield from standard TRX staking rewards and energy renting. The Company currently has no intention to use its TRX token reserve to support or finance its operating activities. However, the Company will not rule out the possibility of doing so in the future, subject to its business or financing needs. Further, save for the USDT (Tether) stablecoins received by the Company under the December Investment (as defined below), the Company currently does not plan to hold any crypto assets other than TRX tokens and sTRX tokens which were obtained from TRX staking.

TRON Blockchain

Founded in 2017 by Justin Sun, TRON is an open blockchain network that supports smart contracts and decentralized applications. Justin Sun oversaw development of the TRON blockchain prior to the establishment of TRON DAO in 2021.

The TRON blockchain is a public blockchain with high throughput, cost-efficient capacity which is widely used as decentralized infrastructure by stablecoins, decentralized finance (DeFi), and other decentralized applications (DApp). The TRON Virtual Machine (TVM) supports the deployment and execution of smart contracts, with the network operating under a Delegated Proof-of-Stake (DPoS) consensus mechanism which allows the holders of the blockchain’s native tokens to participate in community governance by staking, voting and election of validators.

The latest major developments of the TRON blockchain include:

- In August 2025, the TRON community voted and approved the energy price amendment proposal, lowering the unit price of energy from 0.00021 TRX to 0.00010 TRX in August 2025 (Proposal #104), further reducing the transaction fees of the TRON blockchain. See “Recent Developments – Lowering of Transaction Fees” and “Risk Factors - The price decrease of energy, a type of system resources on the TRON blockchain, could negatively affect the Company.”

- In May 2025, TRON blockchain completed the GreatVoyage-v4.8.0 (Kant) upgrade. It aims at enhancing the blockchain’s compatibility with Ethereum (following the Cancun upgrade) to make it easier for developers to migrate applications from Ethereum to TRON blockchain.

Justin Sun does not serve as an executive officer of the Company. More specifically, Justin Sun does not hold any officer position for the Company or any subsidiary thereof, he is not in charge of any business unit, and he does not perform any policy making functions. He acts solely in an advisory role as an independent contractor, pursuant to the terms of the Sun Advisory Agreement, as defined and further described below.

Our TRX Tokens Holdings

Upon completion of the June PIPE Offering (as defined below), the Company received 365,096,845 TRX tokens, being part of the Consideration Tokens (as defined below) from Bravemorning (as defined below). Upon completion of the August Warrant Exercise (as defined below), the Company received an additional 312,500,100 TRX tokens, being the Warrant Exercise Tokens (as defined below) from Bravemorning. As of March 18, 2026, the Company holds approximately 9,769,626 TRX tokens and approximately 549,676,892 sTRX tokens.

An aggregate of 365,096,800 TRX tokens of the Consideration Tokens held by the Company have been “staked” on JustLend, a decentralized finance (DeFi) protocol, on June 28, 2025 in exchange for approximately 297,543,246 Staked TRX (sTRX) tokens. 312,500,000 TRX tokens of the Warrant Exercise Tokens held by the Company have been “staked” on JustLend on August 28, 2025 in exchange for approximately 252,133,646 sTRX tokens. “Staking” is a process commonly used in the blockchain industry that allows network participants to earn rewards by locking their tokens in wallets. The sTRX token is a derivative token that represents the “staked” TRX tokens, which can automatically generate yield (through the combination of standard TRX staking rewards and energy renting) for the token holders. The sTRX token does not generate discrete staking rewards. Instead, the economic benefit of staking is reflected through a floating conversion rate between TRX and sTRX, which increases over time based on accrued protocol rewards.

Therefore, out of the 677,596,945 TRX tokens received by the Company from the June PIPE Offering and the August Warrant Exercise, the Company has staked 677,596,800 TRX tokens (which is nearly 100% of the TRX tokens received) into approximately 549,676,892 sTRX tokens. It is necessary for the Company to retain a small portion of TRX tokens for the on-chain transaction fees payment.

As of March 18, 2026, the Company has not yet had any TRX token dispositions.

The Company intends to substantially utilize its excess cash to accumulate TRX tokens, and execute the relevant transactions (including potential future disposals) through a variety of leading global trading platforms to ensure the execution quality. The Company’s digital asset treasury (DAT) strategy is to buy and hold TRX tokens without hedging, as we believe that market timing generally is counter productive longer term.

The Company and the TRON Ecosystem

While there are crossover relationships between certain directors of the Company and the TRON blockchain ecosystem (Weike Sun is the father of Justin Sun, the founder of TRON, Zhihong Liu has been a senior advisor to TRON DAO, and Zi Yang is associated with Tronscan, the official internet explorer for the TRON blockchain), there is no direct relationship between the Company and the TRON DAO. The Company’s name merely recognizes that it has adopted a treasury strategy focused on TRX, the native token of the TRON blockchain. The TRON DAO, by contrast, is the decentralized autonomous organization that, since 2021, facilitates the development of the TRON blockchain network. Justin Sun, our advisor, founded TRON in 2017 and oversaw its development prior to the establishment of TRON DAO in 2021. Super Representatives, elected by the community of TRX holders and acting by consensus are the sole decision makers for TRON DAO. While it is possible that developments to the TRON blockchain, as directed and agreed by TRON DAO, could affect consumer use of or market perception about TRX, and thus impact our business, the relationship to the Company is incidental.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our audited financial statements for the year ended December 31, 2025 and 2024, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and the rules and regulations of the Securities and Exchange Commission. The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Earnings (Loss) Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments such as options, warrants, convertible securities and preferred stock, unless the effect is to reduce a loss or increase earnings per share. Warrants are not considered in the calculations for the years ended December 31, 2025 and 2024, as the impact of the potential shares of common stock would be to decrease the loss per share.

	For the Years Ended December 31,
	2025	2024
Numerator:
Net (loss)	$(16,811,267)	$(4,339,345)

Denominator:
Denominator for basic earnings per share - Weighted-average shares of common stock issued and outstanding during the period	102,635,573	11,623,191
Denominator for diluted earnings per share	102,635,573	11,623,191
Basic (loss) per share	$(0.16)	$(0.37)
Diluted (loss) per share	$(0.16)	$(0.37)

Cash

We consider all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of December 31, 2025 and 2024.

Foreign Currency Translation

Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the period. Equity accounts are translated at historical exchange rates. Gains and losses from foreign currency transactions and translation for the years ended December 31, 2025 and 2024 and the cumulative translation gains and losses as of December 31, 2025 and 2024 were not material.

Accounts Receivable

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. During the years ended December 31, 2025 and 2024, the Company recognized no allowance for doubtful collections.

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

The Company’s deferred tax asset at December 31, 2025 and 2024 consists of net operating loss carry forwards calculated using effective tax rates equating to approximately $3,253,925 and $1,377,232, respectively. Due to the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance of $3,253,925 and $1,377,232 for the years ended December 31, 2025 and 2024.

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

Results of Operations

The following table provides selected financial data about us for the year ended December 31, 2025 and 2024, respectively.

	2025	2024
Sales	$4,740,551	$4,311,382
Cost of Sales	3,542,890	3,456,151
Gross Profit	1,197,661	855,231
Total (expenses)	(3,579,816)	(5,194,576)
Other Income (loss)	(14,429,112)	-
Net Income (Loss)	$(16,811,267)	$(4,339,345)

Revenues

We generated $4,740,551 in revenues for the year ended December 31, 2025 compared to $4,311,382 revenues for the year ended December 31, 2024. The decrease can be attributed to our largest theme park orders were down due to major expansion resulting in a decrease in attendance at their Orlando facility, timing delays for orders from another theme park operator and an election year in which retailers were very cautious in buying. We believe with the new theme park opening in Orlando in 2025, our business should benefit from the publicity and enthusiasm that typically surrounds new theme park openings.

Operating Expenses and other income/expenses

We had total operating expenses and other income/expense of $3,579,816 for the year ended December 31, 2025 compared to $5,194,576 for the year ended December 31, 2024.

Operating expenses for the year ended December 31, 2025 totaled $3,579,816 were in connection with our daily operations as follows: (i) marketing expenses of $118,939; (ii) legal and professional expenses of $483,335 including board of director fees, auditing and accounting fees, investor relations and public awareness campaigns, legal services, corporate advisory services, registration statement preparation fees, general corporate governance fees; (iii) rent of $145,323; (iv) depreciation and amortization of $334,522; (v) salary and wages of $1,255,713; (vi) general and administrative expenses of $584,311, consisting of travel, meals and entertainment, office supplies and expense and other normal office and administration expenses; (vii) stock based compensation of $488,966 consisting primarily of investor relations and public awareness campaign and the fair value of stock options granted to officers, directors and employees; (viii) stock transfer and SEC fees of $304,118; and (ix) net interest income of $135,411.

Other income (loss) for the year ended December 31, 2025 of $14,429,112 consisted of: (i) an unrealized loss of $15,223,891 and a realized loss of $2,135,357 on the fair value of our Digital Assets; (ii) unrealized income of $5,437,403 accrued from our Digital Asset liquid staking activities; and (iii) the impairment of an intangible asset of $2,507,267. The Company had no other income (loss) for the year ended December 31, 2024.

Operating expenses for the year ended December 31, 2024 totaled $5,194,576 were in connection with our daily operations as follows: (i) marketing expenses of $55,803; (ii) legal and professional expenses of $1,432,537 including board of director fees, auditing and accounting fees, investor relations and public awareness campaigns, legal services, corporate advisory services, registration statement preparation fees, general corporate governance fees; (iii) rent of $55,417; (iv) depreciation and amortization of $116,880; (v) salary and wages of $1,074,014; (vi) general and administrative expenses of $593,535, consisting of travel, meals and entertainment, office supplies and expense and other normal office and administration expenses; (vii) stock based compensation of $1,861,743 consisting primarily of investor relations and public awareness campaign and the fair value of stock options granted to officers, directors and employees; and (viii) net interest expense of $4,548.

Expenses during 2025 were lower than the same period in 2024 due primarily to decreased stock-based compensation related to investor relations and public awareness campaign and the fair value of stock options granted to officers, directors and employees and other costs associated with our company being listed and traded on Nasdaq. In addition, during 2024 we launched new product lines as well as increased marketing, promotional and social media efforts.

Income/Losses

Net loss for the year ended December 31, 2025 and 2024, was $16,811,267 and $4,339,345, respectively.

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

As of December 31, 2025, we had working capital of $11,757,517 and approximately $10,455,360 in cash and cash equivalents, an increase in cash and cash equivalents of $9,102,987 from the $1,352,373 as of December 31, 2024. During the year ended December 31, 2025, we raised net proceeds of $11,440,137 from the sale of securities and exercise of warrants and options. Additionally, the Company received a total of $210,000,000 in Digital Assets from the combination of sales of common and preferred stock.

Operating Activities:

Net cash used in our operating activities of $ 1,443,401during the year ended December 31, 2025, was primarily due to our operating loss of $2,527,567 offset by $488,966 of stock-based (non-cash) compensation.

Net cash used in our operating activities of $2,856,359 during the year ended December 31, 2024, was primarily due to our operating loss of $4,334,797 offset by $1,861,743 of stock-based (non-cash) compensation.

Financing Activities:

During the year ended December 31, 2025, the net cash provided by financing activities of $ 10,615,208 included (i) proceeds of $4,940,559 from a private placement and proceeds of $5,803,571 from the exercise of warrants related to the private placement; (ii) a $500,000 payment on a promissory note; and (iii) proceeds of $696,007 from the exercise of options.

In addition to the cash provided as describe above, the Company entered into a Securities Purchase Agreement under the terms of which the Company received $100,000,000 in digital assets and issued 100,000 shares of its Series B Preferred Stock convertible into 200,000,000 shares of common stock and warrants convertible into 220,000,000 shares of the Company’s common stock with an exercise price of $0.50 per share in return for the issuance of 100,000 Series B Preferred shares. Subsequently, the 220,000,000 warrants were exercised with the payment of $110,000,000 in digital assets for 220,000,000 shares of the Company’s common stock.

During the year ended December 31, 2024, the net cash provided by financing activities of $1,501,255 included the $2,501,255 proceeds of our sale of common stock in from our registered direct offerings under our Shelf S-3 less the $1,000,000 payment on a promissory note.

Investing Activities:

The Company paid $68,820 in cash for fixed assets during the year ended December 31, 2025. During the year ended December 31, 2024, net cash used in investing activities of $273,264 consisted of a $250,000 cash payment as part of the asset purchase agreement related to our purchase of intangible assets and $23,264 paid for fixed assets.

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

With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2025.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their respective ages as of the date of this Form 10-K are as follows:

Name	Age	Position(s)
Richard Miller	58	Chief Executive Officer
Douglas McKinnon	75	Chief Financial officer
Weike Sun	66	Director
Christopher Marc Melton	54	Director
Zhihong Liu	60	Director
Zi Yang	27	Director

The following describes the business experience of each of our directors and executive officers, including other directorships held in reporting companies:

Richard Miller, Chief Executive Officer and Member of the Board of Directors, has served as Chief Executive Officer and Director of the Company since November 2020. Previously, Mr. Miller served as the Chief Operating Officer of Jupiter Wellness, Inc. Prior to that, Mr. Miller served as president of Caro Consulting, Inc. a consulting firm that provided advisory services to emerging growth companies. In that role, he advised management teams on strategic planning, business development, and financing matters. Mr. Miller has over twenty years of experience providing strategic and operational guidance to companies across multiple industries. Mr. Miller co-founded Teeka Tan Suncare Products in 2004, where he product oversaw the development and commercialization and participated in the company’s public offering. Mr. Miller is the founder of My School Counts, a grassroots organization focused on school safety and support of local educational initiatives.

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

Weike Sun, age 66, began his career in journalism and public infrastructure administration in China. Following his extensive experience in the public sector, Mr. Sun transitioned to the private sector holding senior management and advisory role to several fintech companies since 2016, including Ruibo (Beijing) Technology and Peiwo Huanle (Beijing) Technology. He was the Chairman of Guangzhou Keyhiway Printing Technology, a listed company on China’s National Equities Exchange and Quotations (NEEQ) from March 2022 to July 2023. Mr. Sun holds a bachelor’s degree from Qinghai Normal College. Mr. Weike Sun is the sole shareholder of Bravemorning.

Zhihong Liu, age 60, has been the senior advisor to TRON DAO since 2021, leading its strategic investment activities. Previously, Mr. Liu served as the board director of Valkyrie Investment helping to launch one of the first Bitcoin future ETFs in the US. Prior to joining the blockchain industry in 2021, he had held senior positions in the financial industry for over 20 years working for leading global firms including Ant Financial, NOMURA, Salomon Smith Barney and Fidelity Investment. Mr. Liu holds an MBA from Columbia University and a bachelor’s degree from Zhejiang University in China.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our Common Stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the year ended December 31, 2025.

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

Our Board has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that Messrs. Melton, Liu and Yang do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq. In making this determination, our Board considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

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

Audit Committee

Our audit committee consists of Mr. Melton, serving as chairman and Messrs. Liu and Yang. Our Board has determined that Mr. Melton is an “audit committee financial expert” within the meaning of the SEC regulations. Our Board has also determined that each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, the Board has examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector. The functions of this committee include:

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

Compensation Committee

Our compensation committee consists of Messrs. Melton, Liu and Yang with Mr. Liu serving as the chairman. The functions of the compensation committee will include:

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

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Messrs. Melton, Liu and Yang, with Mr. Yang serving as the chairman. The functions of the nominating and governance committee will include:

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

Insider Trading Policy

The Company has adopted an insider trading policy that governs the purchase, sale and other dispositions of our securities that applies to our officers and directors, as well as our employees that have regular access to material, non-public information about the Company in the normal course of their duties. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our insider trading policy is incorporated by reference herein as Exhibit 19.1 to this Form 10-K.

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

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total Compensation
Position	Year	($)	($)	($)(3)	($)(3)	($)(4)	($)
Richard Miller (1)(4)	2025	$260,521	$67,586	$-	$	$25,000	$353,107
Chief Executive Officer	2024	$201,979	$-	$-	$-	$25,000	$226,979

Douglas O. McKinnon(2)(4)	2023	$213,721	$50,690	$-	$-	$25,000	$289,410
Chief Financial Officer	2024	$181,500	$-	$-	$-	$25,000	$206,500

Taft Flitner	2023	$112,000	$54,039	$-	$-	$-	$166,039
President	2024	$103,000	$80,382	$-	$-	$-	$183,382

1.	Mr. Miller was appointed as Chief Executive Officer on January 1, 2023.

2.	Mr. McKinnon was appointed Chief Financial Officer on August 14, 2023.

3.	There were no equity incentive plan compensation, option awards, nor stock awards in 2024.

4.	Mr. Miller and Mr. McKinnon were each paid $25,000 for Director fees in 2025 and 2024.

Employment Agreements with Named Executive Officers

Richard Miller

We entered into an employment agreement with Richard Miller on September 10, 2024, of which certain provisions were amended on June 11, 2025, pursuant to which we employ Mr. Miller as Chief Executive Officer. The agreement has a term of three years which automatically renews unless either party sends written notice of termination no less than 90 days prior to the then term and provides for an annual base salary (“Base”) of $225,000 and a Restricted Share Award (“RSA”) equal to the base salary on January 1 of the initial term and renewal term thereafter. The base salary will increase 10% annually over the previous year’s salary.

In addition to the foregoing RSA grants, the Company shall make the following bonus and equity incentive grants to Mr. Miller with the following values upon the completion of the following goals: (a) the Company shall pay Mr. Miller a bonus as follows: 1% of any revenues from the Toy and Souvenir business up to $5M; plus 1% of the second $5M in revenues; plus 2% of the third $5M in revenues; plus 2% of the fourth $5M in revenues; plus 2% of all revenues in excess of $20M; provided, that: (i) the bonus is subject to a cap of $2M; and (ii) the bonus may be paid, at the election of Mr. Miller, in cash or shares of common stock (calculated at the fair market value of such shares as determined by the Board).

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

Douglas McKinnon

We entered into an employment agreement with Douglas McKinnon on January 22, 2025, of which certain provisions were amended on June 11, 2025, pursuant to which we employ Mr. McKinnon as Chief Financial Officer. The agreement has a term of three years which automatically renews unless either party sends written notice of termination no less than 90 days prior to the then term and provides for an annual base salary of $215,000 and a Restricted Share Award (“RSA”) equal to the base salary on January 1 of the Initial Term and renewal term thereafter. The base salary will increase 10% annually over the previous year’s salary.

The Company shall make the following bonus and equity incentive grants to Mr, McKinnon as follows: (a) as determined on a calendar year basis, that management’s goals have been met which includes the target objectives of the CEO. The target bonus for the Mr. McKinnon shall be equal to 75% of the bonus paid to the CEO as determined by the Compensation Committee.

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

Director Compensation

The following table sets forth the amounts paid to Directors during the years ended

December 31, 2025 and 2024.

Directors	2025	2024
Richard Miller	$25,000	$25,000
Christopher Marc Melton	$25,000	$25,000
Weike Sun	$-	$-
Zhihong Liu	$-	$-
Zi Yang	$-	$-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table as of March 18, 2026 sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group beneficially owning more than 5% of any class of voting securities; (ii) our directors; (iii) each of our named executive officers; and (iv) all executive officers and directors as a group as of March 18. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated, the address of all listed stockholders is c/o Tron Inc., 941 W Morse Blvd., Suite 100, Winter Park, FL 32789.

	Shares of	% of Shares of
	Common Stock	Common Stock
	Beneficially	Beneficially
Name of Beneficial Owner	Owned	Owned
Directors and Officers:

Richard Miller (1)	1,637,500	*
Chief Executive Officer and Director

Douglas McKinnon (2)	953,888	*
Chief Financial Officer and Director

Taft Flitner (3)	450,000	*
President

Christopher Melton (4)	195,000	*
Director

Officers and Directors, as a group (7 persons)	3,236,388	1.2%

Bravemorning Limited	220,000,000	79.8%

* Less than 1% ownership

(1)	Includes 537,500 shares issuable upon exercise of options.

(2)	Includes 437,500 shares issuable upon exercise of options.

(3)	Includes 150,000 shares issuable upon exercise of options.

(4)	Includes 195,000 shares issuable upon exercise of options.

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

During the year ended December 31, 2025, the Company granted a total of 2,025,000 options to officers and directors of the Company and 590,000 options to consultants. At December 31, 2025, there were no further options available under the Plans.

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

Since the beginning of fiscal year 2025, the Company did not have any transactions to which it has been a participant that involved amounts that exceeded or will exceed the lesser of (i) $120,000 or (ii) one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any of the Company’s directors, executive officers or any other “related person” as defined in Item 404(a) of Regulation S-K had or will have a direct or indirect material interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees totaling $105,080 and $68,274 were paid to M&K CPAS during the year ended December 31, 2025 and 2024, respectively.

No other fees were paid to M&K CPAS.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Filed or					Filed or
Exhibit		Incorporated by Reference			Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Articles of Incorporation of SRM Entertainment, Inc.	S-1	3.1	05/26/2023
3.2	Bylaws of SRM Entertainment, Inc.	S-1	3.2	05/26/2023
3.3	Amendment to the Bylaws of SRM Entertainment, Inc.	S-1	3.3	05/26/2023
3.4	Amended and Restated Certificate of Designation of Series A Preferred Stock	8-K	3.1	05/28/2025
3.5	Certificate of Amendment to the Articles of Incorporation	8-K	3.1	07/16/2025
3.6	Certificate of Amendment to the Articles of Incorporation	8-K	3.1	09/02/2025
4.1	Description of Securities				X
4.2	Form of Common Stock Certificate of SRM Entertainment, Inc.	S-1	4.1	05/26/2023
4.3	Form of Representative’s Warrant	S-1	4.2	07/28/2023
4.4	Secured Promissory Note, issued September 3, 2024	8-K	4.1	09/06/2024
4.5	Form of Pre-Funded Warrant	8-K	4.1	12/06/2024
4.6	Form of Common Stock Purchase Warrant	8-K	4.1	05/28/2025
4.7	Form of Placement Agent Warrant	8-K	4.2	05/28/2025
4.8	Amendment to Common Stock Purchase Warrant	8-K	4.1	08/29/2025
10.1	Share Exchange Agreement between Jupiter Wellness, Inc. and SRM Entertainment, Inc. dated December 9, 2022	S-1	10.1	05/26/2023
10.2	Employment Agreement between SRM Entertainment, Inc. and Richard Miller dated January 1, 2023†	S-1	10.2	05/26/2023
10.3	Employment Agreement between SRM Entertainment, Inc. and Taft Flittner dated January 1, 2023†	S-1	10.3	05/26/2023
10.4	Employment Agreement between SRM Entertainment, Inc. and Deborah McDaniel-Hand dated January 1, 2023†	S-1	10.4	05/26/2023
10.5	License Agreement between SRM Entertainment, Inc. and LAFIG Belgium s.a. dated July 28, 2022	S-1	10.5	05/26/2023

10.6	License Agreement between SRM Entertainment, Inc. and Zoonicorn, LLC dated July 17, 2022	S-1	10.6	05/26/2023
10.7	License Agreement between SRM Entertainment, Inc., Taylored Concepts, LLC and ProToyTypes, LLC dated September 1, 2021	S-1	10.7	05/26/2023
10.8	Addendum to License Agreement between SRM Entertainment, Inc., Taylored Concepts, LLC and ProToyTypes, LLC dated June 18, 2022	S-1	10.8	05/26/2023
10.9	2023 Equity Incentive Plan†	S-1	10.9	05/26/2023
10.10	Amended and Restated Exchange Agreement between Jupiter Wellness, Inc. and SRM Entertainment, Inc. dated May 26, 2023	S-1	10.10	05/26/2023
10.11	Employment Agreement between Jupiter Wellness, Inc., formerly known as CBD Brands, Inc., and Douglas O. McKinnon dated August 5, 2019†	S-1	10.11	07/18/2023
10.12	Assignment and Assumption Agreement dated August 3, 2023, between Jupiter Wellness, Inc. and SRM Entertainment, Inc.	8-K	10.1	08/16/2023
10.13	Asset Purchase Agreement, dated September 3, 2024, by and between SRM Entertainment, Inc. and Suretone Entertainment, Inc.	8-K	10.1	09/06/2024
10.14	Employment Agreement, dated September 10, 2024, by and between SRM Entertainment, Inc. and Richard Miller†	8-K	10.1	09/13/2024
10.15	Form of Securities Purchase Agreement by and between SRM Entertainment, Inc. and the Investors	8-K	10.1	10/22/2024
10.16	Form of Securities Purchase Agreement dated as of December 5, 2024	8-K	10.2	12/06/2024
10.17	Placement Agency Agreement dated December 5, 2024, by and between SRM Entertainment, Inc. and D. Boral Capital LLC	8-K	10.1	12/06/2024
10.18	SRM Entertainment, Inc.’s 2024 Equity Incentive Plan†	8-K	10.1	12/10/2024
10.19	Employment Agreement, dated January 22, 2025, by and between SRM Entertainment, Inc. and Douglas McKinnon†	8-K	10.1	01/28/2025
10.20	Form of Securities Purchase Agreement	8-K	10.1	05/28/2025
10.21	Form of Placement Agency Agreement	8-K	10.2	05/28/2025
10.22	Form of Registration Rights Agreement	8-K	10.3	05/28/2025
10.23	Form of Securities Purchase Agreement	8-K	10.1	06/16/2025
10.24	Form of Sun Advisory Agreement, dated June 16, 2025	8-K	10.2	06/16/2025
10.25	Form of American Ventures Agreement, dated June 16, 2025	8-K	10.3	06/16/2025
10.26	Amendment No. 1 to Employment Agreement by and between SRM Entertainment, Inc. and Richard Miller, dated June 16, 2025	8-K	10.4	06/16/2025
10.27	Amendment No. 1 to Employment Agreement by and between SRM Entertainment, Inc. and Douglas McKinnon, dated June 16, 2025	8-K	10.5	06/16/2025
10.28	Amendment No. 1 to Employment Agreement by and between SRM Entertainment, Inc. and Taft Flittner, dated June 16, 2025	8-K	10.6	06/16/2025
10.29	Amendment No. 1 to Employment Agreement by and between SRM Entertainment, Inc. and Deborah McDaniel-Hand, dated June 16, 2025	8-K	10.7	06/16/2025

10.30***	Self-Managed Wallet Services Agreement by and between the Company and BiT Global Trust Limited dated June 26, 2025	S-3/A	10.1	08/22/2025
10.31	Stock Purchase Agreement, dated December 24, 2025	8-K	10.1	12/29/2025
14.1	Code of Business Conduct and Ethics	10-K	14.1	04/01/2024
19.1	Insider Trading Policy	10-K	19.1	03/31/2025
21.1	List of Subsidiaries	S-1	21.1	05/26/2023
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 #				X
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 #				X
97.1	SRM Entertainment, Inc. Compensation Recovery Policy	10-K	97.1	04/01/2024
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document Inline				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document.				X

†	Management or compensatory plan or arrangement.

#	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

***	Portions of this exhibit have been omitted in compliance with Regulation S-K Item 601(b)(10)(iv) because the registrant has determined that the information is not material and is the type that the registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the day of March 25, 2026.

Tron Inc.

By:	/s/ Richard Miller
Richard Miller
Chief Executive Officer and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard Miller	Director and Chief Executive Officer (principal executive officer)	March 25, 2026
Richard Miller

/s/ Douglas McKinnon	Chief Financial Officer (principal financial and accounting officer)	March 25, 2026
Douglas McKinnon

/s/ Weike Sun	Director	March 25, 2026
Weike Sun

/s/ Zhihong Liu	Director	March 25, 2026
Zhihong Liu

/s/ Zi Yang	Director	March 25, 2026
Zi Yang

/s/ Christopher Melton	Director	March 25, 2026
Christopher Melton

TRON INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tron Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tron Inc. (formerly SRM Entertainment, Inc.) (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, statement of changes in shareholders’ deficit, and cash flows for the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its consolidated operations and its cash flows for the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audits Matter

The critical audits matter communicated below is a matter arising from the current period audits of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audits matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audits matter below, providing separate opinions on the critical audits matters or on the accounts or disclosures to which they relate.

Other Asset- Cryptocurrency

The Company holds cryptocurrency assets on the Tron blockchain at fair value through a self-custody arrangement with an affiliated custodian. The evaluation of audit evidence related to the existence and the Company’s rights to these digital assets required significant auditor judgment and specialized knowledge regarding the nature and extent of procedures necessary to assess control and ownership.

To address this matter, we performed the following procedures:

●	We evaluated the design and operating effectiveness of internal controls over the authorization and safeguarding of digital assets, including those staked on the Tron blockchain.

●	We verified that the Company retained exclusive control of the private keys necessary to access and transact its digital assets as of December 31, 2025.

●	We independently inspected the Company’s blockchain wallet addresses to confirm the digital assets reflected in the financial records and reconciled recorded balances to actual holdings.

●	We confirmed and analyzed the custodial agreement to substantiate the Company’s legal rights and beneficial ownership of the digital assets as of year-end.

●	We assessed the reliability of audit evidence obtained through direct inquiry of the public blockchain networks.

/s/ M&K CPAS, PLLC

www.mkacpas.com

We have served as the Company’s auditor since 2022.

The Woodlands, Texas

March 25, 2026

Tron Inc.

Consolidated Balance Sheets

As of December 31, 2025 and 2024

	2025	2024

Assets
Cash	$10,455,360	$1,352,373
Account receivable	671,779	794,158
Inventory	704,171	783,800
Prepaid expenses and deposits	511,615	488,746
Other current assets	67,340	43,380
Total current assets	12,410,265	3,462,457

Intangible assets (net of amortization)	-	2,796,567
Investment in Gameverse Interactive Corp	190,500	-
Investment in digital assets – held in Treasury Wallet set up by an Affiliate	198,078,155	-
Right of Use asset (ROU)	682,286	-
Fixed assets, net of depreciation	71,877	48,279
Total assets	$211,433,083	$6,307,303

Liabilities
Accounts Payable	$142,866	$263,993
Accrued and other liabilities	289,676	252,359
Current portion of ROU liability	220,206	-
Secured loan from Related Party	-	500,000
Total Current Liabilities	652,748	1,016,352

ROU liability	464,100	-
Total Liabilities	1,116,848	1,016,352

Shareholders’ Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized
Preferred Stock Series A, no shares outstanding	-	-
Preferred Stock Series B, 100,000 shares outstanding	10	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized 261,314,913 and 15,956,477 issues and outstanding at December 31, 2025 and 2024, respectively	26,132	1,596
Additional paid-in capital	232,476,601	10,195,598
Accumulated earnings (deficit)	(22,508,508)	(5,697,241)
Common Stock Payable	18,322,000	790,998
Subscription Receivable	(18,000,000)	-
Total Shareholders’ Equity (Deficit)	210,316,235	5,290,951
Total Liabilities and Shareholders’ Equity	$211,433,083	$6,307,303

The accompanying notes are an integral part of these financial statements.

Tron Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2025 and 2024

	2025	2024

Revenue
Sales	$4,740,551	$4,311,382
Cost of Sales	(3,542,890)	(3,456,151)
Gross profit	1,197,661	855,231

Operating expense
General and administrative expenses	3,715,228	5,190,028

Total operating expenses	3,715,228	5,190,028
Operating loss	(2,517,567)	(4,334,797)

Other income / (expense)
Unrealized (loss) on digital asset investment	(15,223,891)	-
Unrealized Income from digital assets	5,437,403	-
Realized loss on digital assets	(2,135,357)	-
Impairment of Intangible assets	(2,507,267)	-
Interest income	165,518	27,621
Interest expense	(30,106)	(32,169)
Total other income (expense)	(14,293,700)	(4,548)

Income (loss)	$(16,811,267)	$(4,339,345)

Net (loss) per share:
Basic	$(0.16)	$(0.37)
Fully diluted	$(0.16)	$(0.37)

Weighted average number of shares
Basic	102,635,573	11,623,191
Fully diluted	102,635,573	11,623,191

The accompanying notes are an integral part of these financial statements.

Tron Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2025 and 2024

	Preferred Stock			Common Stock		Common Stock	Subscription	Additional Paid-In	Accumulated
	Shares	Amount		Shares	Amount	Payable	Receivable	Capital	Deficits	Total

Balance December 31, 2023		$		9,765,500	$977	$676,000	$	$4,805,117	$(1,357,896)	$4,124,198
										-
Shares issued under S-3 Registration Statement				3,291,477	329	452,748		2,048,178		2,501,255
Shares payable for Services						16,250				16,250
Shares issued for Services				1,200,000	120			1,260,880		1,261,000
Shares issued for common stock payable				200,000	20	(354,000)		353,980		-
Fair value of Options granted								584,593		584,593
Shares issued for Asset purchase from a related party				1,500,000	150			1,142,850		1,143,000

Net loss									(4,339,345)	(4,339,345)

Balance December 31, 2024				15,956,977	1,596	790,998		10,195,598	(5,697,241)	5,290,951

Exercise of Pre Funded warrants				712,133	71	(452,748)		452,748	-	71
Common stock issued for investment in Gameverse				500,000	50	-		190,450	-	190,500
Stock issued for services				75,000	8	(16,250)		44,387	-	28,145
Fair value of Options granted to Directors				-	-	-		460,821	-	460,821
Series A Preferred stock issued in private placement	5,000		-	-	-	-		4,591,392	-	4,591,392
Series A Preferred stock conversion into common stock	(5,000)		-	9,518,571	952	-		-	-	952
Series B preferred shares issued for fair value of tokens received in private placement	100,000		10	-	-	-		99,674,990	-	99,675,000
Exercise of options for cash	-		-	1,270,000	127	-		695,880	-	696,007
Exercise of cashless warrants	-		-	18,802	2	-		(2)	-	-
Waiver of Interest on related party Note	-		-	-	-	-		41,877	-	41,877
Warrants exercised for Common Stock using cash				8,928,571	893	-		5,802,678	-	5,803,571
Stock options exercised cashless				135,846	13	-		(13)	-	-
Warrant converted for Common Stock using tokens				220,000,000	22,000	-		109,978,000	-	110,000,000
Placement warrants exercised for Common Stock using cash				535,715	54	-		348,161	-	348,215
Advisory warrants exercised for Common Stock - cashless				3,663,798	366	-		(366)	-	-
Black Anthem subscription for Common Stock						18,000,000	(18,000,000)			-

Net loss for the year ended 12/31/25									(16,811,267)	(16,811,267)

Balance December 31, 2025	100,000		$10	261,314,913	$26,132	$18,322,000	$(18,000,000)	$232,476,601	$(22,508,508)	$210,316,235

The accompanying notes are an integral part of these financial statements.

Tron Inc.

Consolidated Statement of Cash Flows

For the Year Ended December 31, 2025 and 2024

(unaudited)

	2025	2024
Cash flows from operating activities:
Net Income (loss)	$(16,811,267)	$(4,339,345)
Adjustment to reconcile net loss to operating activities
Unrealized loss on digital asset investment	15,223,891	-
Unrealized income from staking activities	(5,437,403)	-
Realized loss on digital assets	2,135,357
Stock based compensation	28,145	1,277,250
Fair value of Officer, Director and Employee options	460,821	584,593
Depreciation and amortization	336,542	116,880
Impairment of intangible asset	2,507,267	-
Changes in operating assets and liabilities:
Accounts receivable	122,379	(87,123)
Inventory	79,629	(476,795)
Prepaid expenses	(22,869)	(20,059)
Accounts payable	(121,127)	137,542
Accrued expenses	79,194	(40,066)
Other assets	(23,960)	(9,236)
Net cash provided by (used in) operating activities	(1,443,401)	(2,856,359)

Cash flows from investing activities:
Cash paid for fixed assets	(68,820)	(23,264)
Cash paid for Intangible Assets to Related Party	-	(250,000)
Cash flows (used in) investing activities	(68,820)	(273,264)

Financing activities:
Net cash received from Private placement	4,940,559	-
Payment on promissory note	(500,000)	(1,000,000)
Expenses related to sale of preferred stock	(325,000)	-
Exercise of warrants for cash	5,803,571	-
Exercise of pre-funded warrants	71	-
Exercise of stock options for cash	696,007	-
Ner cash received from S-3 offering	-	2,501,255
Cash (used in) financing activities	10,615,208	1,501,255

Net increase (decrease) in cash and cash equivalents	9,102,987	(1,628,368)

Cash and cash equivalents at the beginning of the period	1,352,373	2,980,741

Cash and cash equivalents at the end of the period	$10,455,360	$1,352,373

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
NON_CASH INFORMATION
Stock issued for Gameverse shares	$190,500	$-
Stock issued from Stock Payable – prefunded warrants	$452,748	$-
Waiver of accrued interest on related party note	$41,877	$-
Stock issued from Stock Payable	$16,250	$-
Cashless exercise of warrants	$16	$-
Fair value of preferred shares issued for digital assets	$100,000,000	$-
Warrant exercised for Common Stock using token	$110,000,000	$-
Promissory Note issued for intangible asset	$-	$1,500,000
Series A Preferred Stock conversion to common stock	$952	$-
Establish Right of Use asset and liability	$753,564	$-
Common stock issued for intangible assets	$-	$1,143,000
Black Anthem subscription for common stock	$18,000,000	$-
Advisory warrants exercised for Common Stock – cashless	$366	$-

The accompanying notes are an integral part of these financial statements.

Tron Inc.

Notes to Financial Statements

For the Years Ended December 31, 2025 and 2024

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of December 31, 2025 and 2024.

Accounts Receivable and Credit Risk

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. For the years ended December 31, 2025 and 2024, the Company did not recognize any allowance for doubtful collections

Inventory

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

Digital Assets Held in Treasury Wallet Set Up by an Affiliate – Treasury Holdings

Our Digital Assets consist of TRON tokens (“TRX”) and staked TRON tokens (sTRX), as part of its treasury strategy, that meet the scope requirements of ASU 2023-08, Accounting for and Disclosure of Crypto Assets. The Company accounts for these assets at fair value in accordance with ASC 350-60 and ASC 820, with changes in fair value recognized in net income.

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

The Company determines the fair value of crypto assets under ASC 820 by means of a derived price using a combination of observable inputs: (i) level 1 input (quoted prices from active markets) and (ii) level 2 input (verifiable on-chain data and exchange rates) at the balance sheet date.

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

Net Loss Per Share of Common Stock

Net income (loss) per share of Common Stock is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all Common Stock instruments such as options, warrants, convertible securities and preferred stock, unless the effect is to reduce a loss or increase earnings per share. As such, options, warrants, convertible securities, and preferred stock are not considered in the calculations for the fully diluted shares.

	Years Ended December 31,
	2025	2024

Numerator:
Net income (loss)	$(16,811,267)	$(4,339,345)

Denominator:
Denominator for basic earnings per share - Weighted-average of shares of Common Stock issued and outstanding during the period	102,635,573	11,623,191
Denominator for diluted earnings per share	102,635,573	11,623,191

Net income (loss) per share
Basic	$(0.16)	$(0.37)
Diluted	$(0.16)	$(0.37)

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

TRX Staking

The Company engages primarily in liquid staking activities with JustLend DAO (“JustLend”), whereby it stakes its digital assets (TRX tokens) in the JustLend protocol to support network operations and, in return, accrued network rewards. The Company received Staked TRX tokens (“sTRX”) in return for staking TRX. sTRX represents a tokenized version of TRX. These activities do not involve a contract with a customer and therefore are outside the scope of ASC 606, Revenue from Contracts with Customers.

Users can obtain sTRX tokens by staking TRX tokens on JustLend. The sTRX token is not fixed at a 1:1 conversion ratio with the TRX token; instead, the number of TRX tokens which can be exchanged from one sTRX token increases over time as rewards accumulate in the overall pool of staked tokens. As the voting rewards and energy rent accrue, the conversion ratio of the TRX token to the sTRX token increases gradually, so that the number of TRX tokens which can be obtained by users by unstaking and swapping from sTRX tokens back to TRX tokens increases accordingly. By holding sTRX tokens, the Company is able to accrue enhanced yields from both standard TRX staking and energy rental. For the avoidance of doubt, the sTRX token does not generate discrete staking rewards. Instead, the economic benefit of staking is reflected through a floating conversion rate between TRX and sTRX, which increases over time based on accrued protocol rewards.

The Company accounts for sTRX as a digital asset and measures it at fair value, with changes in fair value recognized in the statement of operations as unrealized gains or losses. Because staking rewards are embedded in the appreciation of sTRX, the Company does not recognize separate staking income until the sTRX is redeemed or disposed of. Any increase in estimated value attributable to staking activity is considered an estimate of unrealized staking income recorded at fair value.

Foreign Currency Translation

Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the period. Equity accounts are translated at historical exchange rates. Gains and losses from foreign currency transactions and translation for the years ended December 31, 2025 and 2024 and the cumulative translation gains and losses as of December 31, 2025 and 2024 were not material.

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

The Company’s deferred tax asset at December 31, 2025 consists of net operating loss carry forwards calculated using effective tax rates (20.1%) equating to approximately $3,253,925, less a valuation allowance in the amount of approximately $3,253,925. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance in the years ended December 31, 2025.

Segment Reporting

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

Note 3 – Inventory

At December 31, 2025 and 2024, the Company had inventory consisting of finished goods of $704,171 and $783,800, respectively.

Note 4 - Accounts Receivable

At December 31, 2025 and 2024, the Company had accounts receivable of $671,779 and $794,158, respectively.

Note 5 – Prepaid Expenses

At December 31, 2025, the Company had a total of $511,615 in prepaid expenses, consisting of deposits on orders of $156,365, prepaid insurance of $152,470 other expenses of $100,445 and security deposits of $102,335. The balance of prepaid expenses at December 31, 2024 was $488,746 consisting of deposits on orders of $396,489, prepaid insurance of $33,382 and other prepaid expenses of $58,875.

Note 6 - Investment in digital assets – held in Treasury Wallet set up by an Affiliate

On June 16, 2025, the Company entered into a Securities Purchase Agreement with an institutional investor entity (the “Investor”) for 100,000 shares of its Series B Convertible Preferred Stock par value $0.0001 per share, convertible into 200,000,000 shares of common stock and warrants with and exercise price of $0.50 per share, in exchange for $100,000,000 in digital assets consisting of TRX tokens. On June 28, 2025, the Company received 365,096,845 TRX tokens as per the Securities Purchase Agreement. On August 27, 2025, the Investor exercised the warrants for $110,000,000 in digital assets consisting of 312,500,100 TRX tokens. At December 31, 2025, the 677,596,800 tokens (out of the 677,596,945 TRX tokens received in the transactions) have been staked, through JustLend, in return for approximately 549,676,892 sTRX, a liquid staking token, which represents a tokenized version of TRX.

The following table presents the roll-forward of the fair value of our digital assets for the year ended December 31, 2025, based on the fair value model under ASU-2023-98:

	Fair Value
	TRX	sTRX
Balance, December 31, 2024	$-	$-
Preferred stock sale paid with TRX tokens	100,000,000	-
Warrant exercise paid with TRX tokens	110,000,000	-
Staking Transactions	(207,864,661)	207,864,661
Unrealized income from staking TRX	-	5,437,403
Change in fair value	-	(15,223,891)
Realized (loss) from TRX to sTRX conversion	(2,135,357)	-
Other income (loss)	25	(25)
Balance, December 31, 2025	$7	$198,078,148

The following table presents the Company’s Digital Asset holdings as of December 31, 2025:

	Quantity	Cost Basis	Fair Value
TRX tokens	94	$29	$7
sTRX tokens	549,676,892	207,864,661	198,078,148
		$207,864,690	$198,078,155

As a result of our directors’ affiliations, potential conflicts may arise from the following relationships:

●	we engaged BiT Global, a licensed Trust or Company Service Provider and registered trust company in Hong Kong, to set up and be the custodian of the Treasury Wallet. Our director, Mr. Liu, is one of the directors of BiT Global, and

●	some of our directors have certain ties with the TRON blockchain ecosystem. For example, Weike Sun is the father of Justin Sun, the founder of TRON. Mr. Liu has been the senior advisor to Tron DAO since 2021. Mr. Yang holds senior positions for Tronscan, the official blockchain explorer for Tron protocol, and

●	currently our TRX tokens are “staked” on JustLend, a decentralized finance (DeFi) protocol, in exchange for sTRX tokens. An sTRX token is a derivative token that represents the “staked” TRX tokens, which can automatically generate yield for the token holders. JustLend, despite being a DeFi protocol, may be considered a related party due to its significant dependency on the TRON ecosystem.

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

Note 8 – Fixed Assets and Other Assets

At December 31, 2025 and 2024, the Company had fixed assets totaling $71,877 and $48,279, net of accumulated depreciation of $74,653 and $29,431, respectively, as follows:

	2025	2024
Fixed Asset
Tooling and Molds	$125,245	$56,425
Computer equipment and software	21,285	21,285
	146,530	77,710
Accumulated depreciation	(74,653)	(29,431)
	$71,877	$48,279

At December 31, 2025 and 2024 other assets consisting primarily of non-depreciable molds totaling $67,430 and $43,380, respectively.

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

The Assets are being amortized over a ten-years. Amortization expense totaled $289,300 and $96,433, respectively, for the years ended December 31, 2025 and 2024.

As a result of the Company’s expansion into a Digital Assets Strategy in 2025 the Company determined that the movie did not fit into its ongoing operations and decided it was in the best interest of the Company’s shareholder to sell the asset. Consequently, since the asset has little value to the ongoing operations, the asset is considered impaired for accounting purposes and an impairment reserve of $2,507,267 has been recorded.

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

During the year ended December 31, 2025, the Company underwent a change of control (see Note 6 - Investment in digital assets and Note 11 – Capital Structure). As a result of the change in control, the Company falls under the Internal Revenue Code (“IRC”) section 382, which limits the ability to utilize certain NOLs.

The Company’s deferred tax asset at December 31, 2025 consists of net operating loss carry forwards calculated using effective tax rates (20.1%) equating to approximately $3,253,925, less a valuation allowance in the amount of approximately $3,253,925. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance in the years ended December 31, 2025.

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

Certain of our stockholders, holding a majority of our voting power on June 15, 2025, approved the Change of Control, a 20% Issuance and the Charter Amendment by Written Consent.

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

As of December 31, 2025, there were no shares of Series A Preferred Stock issued and outstanding; however, during May 2025, the Company entered into a Securities Purchase Agreement (the “May PIPE”) under the terms of which, the Company issued 5,000 Series A Preferred shares convertible into 8,928,571 shares of common stock for gross proceeds of $5,000,000 ($4,591,392 net of expenses). During June 2025, the 5,000 shares were converted into 8,928,571 shares of the Company’s common stock.

On June 16, 2025, the Company entered into a Securities Purchase Agreement under the terms of which the Company received $100,000,000 in digital assets and issued 100,000 shares of its Series B Preferred Stock convertible into 200,000,000 shares of common stock and warrants convertible into 220,000,000 shares of the Company’s common stock with an exercise price of $0.50 per share in return for the issuance of 100,000 Series B Preferred shares. The stated value of the Series B Preferred Stock is $1,000 per share. The digital assets purchase is described more fully in Note 6 above and the amendment to our Articles of Incorporation described in Item 2 below. In connection with this transaction the Company incurred a total of $325,000 in legal expense, which has been netted against the $100,000,000 in additional paid-in-capital.

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

Common Stock – As described above, the Company has 1,000,000,000 shares of Common Stock, par value $0.0001 authorized. At December 31, 2025 and 2024, the Company had 261,314,913 and 15,956,477 shares, respectively, of its issued and outstanding common stock.

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

Year ended December 31, 2025, issuances included:

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

The Company issued 500,000 shares of its common stock in connection with a Stock Purchase Agreement with Gameverse Interactive Corp (“Gameverse”), valued at $190,500 (TRON market price at date of purchase) pursuant to which the Company received 132,000 shares of common stock of Gameverse.

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

The Company issued 1,270,000 shares of its common stock for the exercise of stock options. Proceeds from the exercises total $696,007.

The Company issued 18,802 shares of its common stock for the cashless exercise of warrants and 135,846 shares for the cashless exercise of options.

The Company issued 8,928,571 shares of its common stock for the exercise of warrants with proceeds totaling $5,803,571.

The Company issued 220,000,000 shares of its common stock for the exercise of warrants for 312,500,100 TRX tokens valued at $110,000,000.

The Company issued 535,715 shares of its common stock for the exercise of placement warrants for cash totaling $348,215.

The Company issued 3,663,798 shares of its common stock for the cashless exercise of advisory warrants.

Common Stock Payable

At December 31, 2023, the Company had $676,000 of Common Stock Payable. Activity for the year ended December 31, 2024 included the following:

During the year ended December 31, 2024, the Company issued 200,000 shares of the Common Stock Payable valued at $354,000.

During the year ended December 31, 2024, the Company entered into an agreement which called for the issuance of 712,133 pre-funded warrants with a far value of $452,748 recorded in Connon Stock Payable.

During the year ended December 31, 2024, the company entered into a services agreement which called for the issuance of 25,000 shares of common stock valued at $16,250 (market value on date of agreement) which had not been issued as of December 31, 2024.

The balance of Common Stock Payable at December 31, 2024 was $790,998. Activity for the year ended December 31, 2025, included the following:

During the year ended December 31, 2025, the Holder of the pre-funded warrants described above converted the warrants into shares of the Company’s common stock valued at $452,748.

Additionally, the 25,000 shares under the services agreement, valued at $16,250, were issued.

In December 2025, the Company entered into a Private Placement (Securities Purchase Agreement or “SPA”) with a related party for the purchase of $18,000,000 of the Company’s common stock (13,067,151 restricted shares), payable in stablecoins. The $18,000,000 has been recorded as a Subscription Receivable and Common Stock Payable. The SPA calls for the delivery of the stablecoins within 10 days of the execution of the SPA. Subsequent to December 31, 2025, the stablecoins were delivered and the common stock was issued.

The balance of Common Stock Payable at December 31, 2025, was $18,322,000.

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

During the year ended December 31, 2025, the Company granted a total of 2,025,000 options to the Directors with an exercise price of $0.56 - $0.68, with five-year term and exercisable immediately. The Company recorded an expense of $460,821 in connection with these options.

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

During the year ended December 31, 2025, a total of 1,320,000 shares of common stock were issued in connection with options exercised. Total proceeds from the exercises were $696,007. At December 31, 2025, the Company had a total of 1,815,000 unexercised options with an average exercise price of $0.98 per share.

The following table sets forth the option activity for the year ended December 31, 2025:

Balance, December 31, 2024	1,100,000
Options granted	2,025,000
Options exercised	(1,320,000)
Balance, December 31, 2025	1,815,000

Warrants

On May 21, 2025, the Company entered into a Securities Purchase Agreement (the “May Securities Purchase Agreement”) with an institutional investor for a private investment in public equity (the “May PIPE Offering”) of 5,000 shares of its Series A Convertible Preferred Stock par value $0.0001 per share (the “Series A Preferred Stock”), convertible into 8,928,571 shares of Common Stock, at a conversion price of $0.56 per share of Series A Preferred Stock, and an aggregate of 8,928,571 warrants (the “May PIPE Warrants”) to acquire up to 8,928,571 shares of Common Stock, subject to beneficial ownership limitations set by the holder. The purchase price for one unit (consisting of one share of Series A Convertible Preferred Stock convertible into approximately 1,785 shares and the same number of warrants) was $1,000. The May PIPE Warrants issued in the May PIPE Offering are exercisable immediately upon issuance at an exercise price of $0.65 per share and will expire two years from the date of issuance. As of December 31, 2025, all of the Series A Convertible Preferred Stock had been converted into a total of 8,928,571 shares of common stock, and all of the May PIPE Warrants had been exercised for 8,928,571 shares of common stock.

In addition, the Company issued to the Placement Agent or its designees the placement agent warrants (the “May Placement Agent Warrants”) to purchase up to an aggregate of 535,715 shares of Common Stock (6.0% of the Common Stock sold in the May PIPE Offering). The Placement Agent Warrants have identical terms as the May PIPE Warrants. In November, 2025, the Placement Agent Warrants were exercised.

In addition, pursuant to an Advisory Agreement with an entity associated with American Ventures (the investor in the previously disclosed May 2025 Series A preferred stock offering and disclosed below), the Company issued a warrant to American Ventures (the “American Ventures Warrants”) for 5,360,000 warrants with substantially the same terms as the June PIPE Warrants except that the American Ventures Warrants are exercisable for five years. In November, 2025, the Placement Agent Warrants were exercised using the cashless feature for 3,663,798 shares of common stock.

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

During June 2025, certain underwriter representatives exercised 47,380 warrants on a cashless basis for the issuance of 18,802 shares of the Company’s common stock.

The following table sets forth the Warrant activity for the year ended December 31, 2025:

Balance, December 31, 2024	150,000
Exercise of underwriter warrants	(47,380)
Cashless exercise of consultant warrants	(100,000)
May PIPE Warrants	8,928,571
Placement Warrants	535,714
American Venture Warrants	5,360,000
Exercise of the May PIPE Warrants	(8,928,571)
Exercise of Placement Warrants	(535,714)
Exercise of American Venture Warrants	(5,360,000)
June PIPE Warrants	220,000,000
Exercise of the June PIPE Warrants	(220,000,000)
Balance, December 31, 2025	2,620

Note 13 - Segment Reporting

The Company has two reportable segments: (i) the toy business consisting of design, development and manufacture (through third parties) of toys and souvenir items and (ii) digital assets, consisting of investing for growth in the appreciation of the asset and staking the tokens to produce income to the Company.

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

The digital assets have nominal costs associated with revenue generated through staking.

The following table presents segment revenue and segment gross profit for the years ended December 31, 2025 and 2024 reviewed by the CODM:

	2025	2024

Revenue from Toy sales	$4,740,551	$4,311,382
Cost of sales	3,542,890	3,456,151
Gross profit	1,197,661	855,231

Income from digital assets
Unrealized (loss) on digital asset investments	(15,223,891)	-
Unrealized income from staking activities	5,437,403	-
Realized (loss) from TRX to sTRX conversion	(2,135,357)	-
Total income (loss) from digital assets	(11,921,845)	-

Operating (expenses)	(3,715,758)	(5,190,028)
Impairment of intangible asset	(2,507,267)
Net interest income (expense)	135,411	(4,548)
Net (loss)	$(16,811,267)	$(4,339,345)

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

Under the new standard for lease reporting, the Company recorded a Right of Use Asset (“ROU”) and an offsetting lease liability of $753,564 representing the present value of the future payments under the lease calculated using an 7.5% discount rate (the current borrowing rate of the company). The ROU and lease liability are amortized over the three-year life of the lease. The unamortized balances at December 31, 2025 were ROU asset of $682,286, current portion of the lease liability of $220,206 and non-current portion of lease liability of $464,100.

Additionally, the Company recognized accreted interest expense of $18,194 and rent expense of $71,278 for the lease during the year ended December 31, 2025.

Legal Proceedings

The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position, results of operations or liquidity.

Note 15 – Subsequent Events

On July 28, 2025, the Company filed an S-3 Registration Statement under which the Company may, from time to time in one or more offerings, offer and sell up to $1,000,000,000 in the aggregate of common stock, preferred stock, debt securities, warrants and rights to purchase common stock or preferred stock, or any combination of the foregoing, either individually or as units comprised of one or more of the other securities. Pursuant to the SEC comment letters, on August 22, 2025, October 17, 2025, and March 2, 2026, the Company filed amendments to the S-3.

In December 2025, the Company entered into a Private Placement (Securities Purchase Agreement or “SPA”) for the purchase of $18,000,000 of the Company’s common stock, payable in stablecoins. The $18,000,000 has been recorded as Common Stock Payable. The SPA calls for the delivery of the stablecoins within 10 days of the execution of the SPA. On January 8, 2026, the stablecoins were delivered and the 13,067,151 shares of restricted common stock were issued.

The Company evaluated subsequent events through the date of this filing and has had no additional material events subsequent to December 31, 2025.

