Form 10-Q
period 2026-03-31
Tron Inc.
filed 2026-05-08
CIK 1956744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2026

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ______________

Commission File Number 001-41768

TRON INC.

(Exact name of registrant as specified in charter)

Nevada	32-0686534
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

941 W. Morse Blvd. Suite 100
Winter Park, FL	32789
(Address of principal executive offices)	(Zip Code)

(407) 230-8100
(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $.0001 par value per share	TRON	Nasdaq

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 7, 2026, there were 474,382,064 shares of the registrant’s common stock outstanding.

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

3

Item 1. Financial Statements

TRON INC.

Tron Inc.

Consolidated Balance Sheets

As of March 31, 2026 and December 31, 2025

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Cash	$9,916,321	$10,455,360
Account receivable	925,147	671,779
Inventory	679,013	704,171
Prepaid expenses and deposits	520,723	511,615
Prepayment for Digital Asset Purchases, due from an Affiliate	14,599,999	-
Other current assets	57,310	67,340
Total current assets	26,698,513	12,410,265

Investment in Digital Assets– held in Treasury Wallet set up by an Affiliate	225,123,368	198,078,155
Investment in Gameverse Interactive Corp	190,500	190,500
Right of Use asset (ROU)	627,682	682,286
Fixed assets, net of depreciation	63,989	71,877
Total assets	$252,704,052	$211,433,083

Liabilities
Accounts Payable	$255,203	$142,866
Accrued and other liabilities	383,179	289,676
Current portion of ROU liability	225,680	220,206
Total Current Liabilities	864,062	652,748

Deferred tax liability	1,489,777
ROU liability	405,537	464,100
Total Liabilities	2,759,376	1,116,848

Shareholders’ Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized
Preferred Stock Series A, no shares outstanding	-	-
Preferred Stock Series B, 100,000 shares outstanding	10	10
Common stock, $0.0001 par value, 1,000,000,000 shares authorized 274,382,064 and 261,314,913 issues and outstanding at March 31, 2026 and December 31, 2025, respectively	27,439	26,132
Additional paid-in capital	250,475,294	232,476,601
Accumulated earnings (deficit)	(880,067)	(22,508,508)
Common Stock Payable	322,000	18,322,000
Subscription Receivable	-	(18,000,000)
Total Shareholders’ Equity (Deficit)	249,944,676	210,316,235
Total Liabilities and Shareholders’ Equity	$252,704,052	$211,433,083

The accompanying notes are an integral part of these financial statements.

Tron Inc.

Consolidated Statements of Operations

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	2026	2025

Revenue
Sales	$1,184,675	$1,089,634
Cost of Sales	(866,434)	(823,099)
Gross profit	318,241	266,535

Operating expense
General and administrative expenses	914,912	913,910

Total operating expenses	914,912	913,910
Operating loss	(596,671)	(647,375)

Other income / (expense)
Unrealized gain on digital asset investment	20,661,182	-
Unrealized Income from digital assets	2,984,030	-
Interest income	82,792	6,295
Interest expense	(13,115)	(5,506)
Total other income (expense)	23,714,889	789
Net income (loss) before income tax	23,118,218	(646,586)
Provision for taxes
Current	-	-
Deferred	1,489,777	-

Net Income (loss)	$21,628,441	$(646,586)

Net Income (loss) per share:
Basic	$0.08	$(0.04)
Fully diluted	$0.05	$(0.04)

Weighted average number of shares
Basic	274,632,064	17,227,999
Fully diluted	476,449,684	17,227,999

The accompanying notes are an integral part of these financial statements.

Tron Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

					Common		Additional
	Preferred Stock		Common Stock		Stock	Subscription	Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Payable	Receivable	Capital	Deficits	Total

Balance, December 31, 2024			$15,956,977	$1,596	$790,998	$-	$10,195,598	$(5,697,241)	$5,290,951

Exercise of Pre Funded warrants			712,133	71	(452,748)		452,748	-	71
Common stock issued for investment in Gameverse			500,000	50	-		190,450	-	190,500
Stock issued for services			75,000	8	(16,250)		44,387	-	28,145
Fair value of Options Granted to Directors			-	-	-		119,635		119,635
Net loss for the three months ended March 31, 2025	-	-	-	-	-	-	-	(646,586)	(646,586)
Balance, March 31, 2025	-	-	17,243,610	$1,725	$322,000	$-	$11,002,818	$(6,343,827)	$4,982,716

Balance, December 31, 2025	100,000	$10	$261,314,913	$26,132	$18,322,000	$(18,000,000)	$232,476,601	$(22,508,508)	$210,316,235
Issuance of Black Anthem common shares, a related party	-	-	13,067,151	1,307	(18,000,000)	18,000,000	17,998,693	-	18,000,000

Net income for the three months ended March 31, 2026								21,628,441	21,628,441

Balance, March 31, 2026	100,000	$10	274,382,064	$27,439	$322,000	$-	$250,475,294	$(880,067)	$249,944,676

The accompanying notes are an integral part of these financial statements.

Tron Inc.

Consolidated Statement of Cash Flows

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	2026	2025
Cash flows from operating activities:
Net Income (loss)	$21,628,441	$(646,586)
Adjustment to reconcile net loss to operating activities
Unrealized gain on digital asset investment	(20,661,182)	-
Unrealized income from staking activities	(2,984,030)	-
Stock based compensation	-	28,145
Fair value of Officer, Director and Employee options	-	119,635
Depreciation and amortization	9,403	64,671

Changes in operating assets and liabilities:
Accounts receivable	(253,368)	121,702
Inventory	25,158	(172,234)
Prepaid expenses	(9,108)	183,109
Accounts payable	112,337	28,344
Accrued expenses	93,503	33,350
Other assets	10,030	33,350
Deferred tax liability	1,489,777	-
Net cash provided by (used in) operating activities	(539,039)	(206,514)

Cash flows from financing activities:
Exercise of pre-funded warrants	-	71
Cash paid for Intangible Assets to Related Party	-	(250,000)
Cash flows (used in) financing activities	-	(249,929)

Cash (used in) investing activities	-	-

Net increase (decrease) in cash and cash equivalents	(539,039)	(456,443)

Cash and cash equivalents at the beginning of the period	10,455,360	1,352,373

Cash and cash equivalents at the end of the period	$9,916,321	$895,930

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
NON_CASH INFORMATION
Stock issued for Gameverse shares	$-	$190,500
Stock issued from Stock Payable	$18,000,000	$468,998
Prepayment for Digital Asset Purchases	$18,000,000	$-
TRX Tokens purchased with stablecoins	$3,400,001	$-

The accompanying notes are an integral part of these financial statements.

Tron Inc.

Notes to Financial Statements

For the Three Months March 31, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of March 31, 2026 and December 31, 2025.

Accounts Receivable and Credit Risk

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. For the three months ended March 31, 2026 and year ended December 31, 2025, the Company did not recognize any allowance for doubtful collections

Inventory

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

The Company determines the fair value of crypto assets under ASC 820 by means of a derived price using a combination of observable inputs: (i) level 1 input (quoted prices from active markets) is used for our TRX tokens and (ii) level 2 input (verifiable on-chain data and exchange rates) is used for our sTRX tokens, at the balance sheet date.

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

	Three Months Ended March 31,
	2026	2025

Numerator:
Net income (loss)	$21,628,441	$(646,586)

Denominator:
Denominator for basic earnings per share - Weighted-average of shares of Common Stock
issued and outstanding during the period	274,632,064	17,227,999
Denominator for diluted earnings per share	476,449,684	17,227,999

Net income (loss) per share
Basic	$0.08	$(0.04)
Diluted	$0.05	$(0.04)

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

TRX Staking

The Company engages primarily in liquid staking activities with JustLend DAO (“JustLend”), whereby it stakes its digital assets (TRX tokens) in the JustLend protocol to support network operations and, in return, accrues network rewards. The Company received Staked TRX tokens (“sTRX”) in return for staking TRX. sTRX represents a tokenized version of TRX. These activities do not involve a contract with a customer and therefore are outside the scope of ASC 606, Revenue from Contracts with Customers.

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

Foreign Currency Translation

Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the period. Equity accounts are translated at historical exchange rates. Gains and losses from foreign currency transactions and translation for the three months ended March 31, 2026 and year ended December 31, 2025, and the cumulative translation gains and losses as of March 31, 2026 and December 31, 2025.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

The Company’s deferred tax liability at March 31, 2026, consists of unrealized market gains and income produced by the Company’s Digital Assets, offset by operating loss carry forwards calculated using effective tax rates (20.1%) equating to approximately $1,489,777. The Company’s deferred tax asset at December 31, 2025 consists of net operating loss carry forwards calculated using effective tax rates (20.1%) equating to approximately $3,253,925, less a valuation allowance in the amount of approximately $3,253,925. Because of the Company’s lack of earnings history, the deferred tax asset was fully offset by a valuation allowance in the year ended December 31, 2025.

Segment Reporting

The Chief Operating Decision Maker (CODM) (our CEO, Richard Miller) reviews the financial performance of the company on a consolidated basis and makes decisions regarding resource allocation at that level. The CODM has determined that all of the revenue, costs and expenses are attributable to the Company’s principal business with the exception of certain general and administrative expenses related to being a public company. As a result, the company has determined that it operates two operating segments in accordance with Accounting Standards Codification (ASC) 280, Segment Reporting. The Company’s businesses are (i) the design, manufacture, and sale of toys to premier theme parks. Revenues from external customers are derived from e-commerce, distributors, and direct to retail consumers and (ii) a Digital Asset Treasury Strategy using TRX tokens.

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

Note 3 – Inventory

At March 31, 2026, and December 31, 2025, the Company had inventory consisting of finished goods of $679,013 and $704,171, respectively.

Note 4 - Accounts Receivable

At March 31, 2026, and December 31, 2025, the Company had accounts receivable of $925,147 and $671,779, respectively.

Note 5 – Prepaid Expenses

The balance of prepaid expenses at March 31, 2026, was $520,723 consisting of deposits on orders of $224,698, prepaid insurance of $85,406, other prepaid expenses of $108,284 and security deposits of $102,335. At December 31, 2025, the Company had a total of $511,615 in prepaid expenses, consisting of deposits on orders of $156,365, prepaid insurance of $152,470, other expenses of $100,445 and security deposits of $102,335.

Note 6 - Investment in digital assets – held in Treasury Wallet set up by an Affiliate

On June 16, 2025, the Company entered into a Securities Purchase Agreement with Bravemorning Limited, a related party (“Bravemorning”) for 100,000 shares of its Series B Convertible Preferred Stock par value $0.0001 per share, convertible into 200,000,000 shares of common stock and warrants with an exercise price of $0.50 per share, in exchange for $100,000,000 in digital assets consisting of TRX tokens. On June 28, 2025, the Company received 365,096,845 TRX tokens as per the Securities Purchase Agreement. On August 27, 2025, Bravemorning exercised the warrants for $110,000,000 in digital assets consisting of 312,500,100 TRX tokens. At December 31, 2025, the 677,596,800 tokens (out of the 677,596,945 TRX tokens received in the transactions) have been staked, through JustLend, in return for approximately 549,676,892 sTRX, a liquid staking token, which represents a tokenized version of TRX.

On January 8, 2026, the Company issued 13,067,151 shares of its common stock in connection with a Securities Purchase Agreement with Black Anthem Limited (“Black Anthem”), a related party, for $18,000,000, paid in the form of USDT (Tether) stablecoins (the “Stablecoins”) transferred to the Company’s Treasury Wallet. Additionally, the Company entered into a token sale and purchase agreement (“BGDL Token S&P Agreement”) with BiT Global Digital Limited (“BGDL”), a British Virgin Islands Business Company, dated January 6, 2026, under which the Company transferred the Stablecoins to BGDL to purchase $18,000,000 worth of TRX tokens from BGDL using a dollar-cost averaging mechanism over a 360-day period commencing January 22, 2026, as follows:

(a) BGDL shall deliver $50,000 USDT worth of TRX tokens to the Company’s designated wallet address on a daily basis, starting on January 22, 2026, for a period of consecutive 360 days.

(b) The price and number of TRX tokens to be delivered each day pursuant to paragraph (a) above shall be reasonably determined with reference to the market price of TRX token on a global cryptocurrency trading platform on that day. Upon request from time to time, BGDL shall provide the Company with (i) breakdown of the price and number of TRX tokens delivered by BGDL to the Company, and (ii) supporting documentation explaining how the price and number of TRX tokens delivered were determined.

(c) The above arrangement can be adjusted by the Company at its sole reasonable discretion.

At March 31, 2026, the Company had purchased approximately 11,695,341 TRX tokens with an aggregate price of $3,400,001 under the BGDL Token S&P Agreement.

The initial $18,000,000 was recorded as a prepayment for Digital Asset purchases. At March 31, 2026, the balance of the prepayment was $14,599,999.

The following table presents the roll-forward of the fair value of our digital assets for the three months ended March 31, 2026, and year ended December 31, 2025, based on the fair value model under ASU-2023-08:

	Fair Value
	TRX	sTRX
Balance, December 31, 2024	$-	$-
Preferred stock sale paid with TRX tokens	100,000,000	-
Warrant exercise paid with TRX tokens	110,000,000	-
Staking Transactions	(207,864,661)	207,864,661
Unrealized income from staking TRX	-	5,437,403
Unrealized change in fair value	-	(15,223,891)
Realized (loss) from TRX to sTRX conversion	(2,135,357)	-
Other income (loss)	25	(25)
Balance, December 31, 2025	$7	$198,078,148
Purchase of TRX tokens using USDT Stablecoins	3,400,001	-
Unrealized change in fair value	263,006	20,398,176
Unrealized income from staking TRX	-	2,984,030
Other income (loss)	(7)	7
Balance, March 31, 2026	$3,663,007	$221,460,361

The following table presents the Company’s Digital Asset holdings as of March 31, 2026, and December 31, 2025:

March 31, 2026	Quantity	Cost Basis	Fair Value
TRX tokens	11,695,423	$3,400,030	$3,663,007
sTRX tokens	549,676,892	207,864,661	221,460,361
		$211,264,691	$225,123,368

December 31, 2025	Quantity	Cost Basis	Fair Value
TRX tokens	94	$29	$7
sTRX tokens	549,676,892	207,864,661	198,078,148
		$207,864,690	$198,078,155

As a result of our directors’ affiliations, potential conflicts may arise from the following relationships:

● we engaged BiT Global Trust Limited (“BGTL”), a licensed Trust or Company Service Provider and registered trust company in Hong Kong, to set up and be the custodian of the Treasury Wallet. One of our directors, Mr. Zhihong Liu (“Mr. Liu”), is one of the directors of BGTL, and

● some of our directors have certain ties with the TRON blockchain ecosystem. For example, Weike Sun is the father of Justin Sun, the founder of TRON. Mr. Liu has been the senior advisor to Tron DAO since 2021. One of our directors, Mr. Zi Yang holds senior positions for Tronscan, the official blockchain explorer for Tron protocol, and

● currently our TRX tokens are “staked” on JustLend, a decentralized finance (DeFi) protocol, in exchange for sTRX tokens. An sTRX token is a derivative token that represents the “staked” TRX tokens, which can automatically generate yield for the token holders. JustLend, despite being a DeFi protocol, may be considered a related party due to its significant dependency on the TRON ecosystem.

● Justin Sun, the son of Weike Sun, our Chairman, is the control person of Black Anthem Limited which purchased 13,067,151 shares of the Company’s common stock as described above.

● The Company chose BGDL to handle the $18,000,000 transaction described above. BGDL indirectly owns 99% of BGTL. Mr. Liu, a director of the Company, is a director of BGTL, which set up the Treasury Wallet for the Company and provides on-chain monitoring services to the Company. The Company originally considered BGTL to handle the transaction, BGTL clarified that as a regulated custodian, its business focus is on digital assets custody only, so it recommended BGDL to the Company. Since the Company’s plan was to acquire TRX tokens using a dollar-cost averaging mechanism over a period of around one year, the two main factors to consider were (i) liquidity sufficiency and (ii) low transaction cost. Given that BGDL has an account with HTX, a leading global digital asset trading platform with deep liquidity for TRX/USDT trading pair and that after negotiation, BGDL agreed not to charge any transaction fees for the TRX purchase and the delivery mechanism to be solely determined by the Company, the Company chose BGDL as the appropriate counterparty for the TRX purchase.

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

Note 8 – Fixed Assets and Other Assets

At March 31, 2026, and December 31, 2025, the Company had fixed assets totaling $63,989 and $71,877, net of accumulated depreciation of $92,571 and $74,653, respectively, as follows:

	2026	2025
Fixed Asset
Tooling and Molds	$135,275	$125,245
Computer equipment and software	21,285	21,285
	156,560	146,530
Accumulated depreciation	(92,571)	(74,653)
	$63,989	$71,877

At March 31, 2026, and December 31, 2025, other assets consisting primarily of non-depreciable molds totaling $57,310 and $67,430, respectively.

Note 9 – Intangible Assets and Secured Note – Related Party

On September 3, 2024, the Company entered into an Asset Purchase Agreement with Suretone Entertainment, Inc. (“Seller”) pursuant to which the Company agreed to acquire the 2019 movie titled “The Kid” (directed by Vincent D’Onofrio and starring Ethan Hawke and Chris Pratt) and certain other assets (the “Assets”) related to “The Kid” from the Seller, for an aggregate purchase price of $2,893,000 (the “Purchase Price”).

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

The Assets are being amortized over a ten-year period. Amortization expense totaled $289,300 for the year ended December 31, 2025.

As a result of the Company’s expansion into a Digital Assets Strategy in 2025 the Company determined that the movie did not fit into its ongoing operations and decided it was in the best interest of the Company’s shareholder to sell the asset. Consequently, since the asset has little value to the ongoing operations, the asset is considered impaired for accounting purposes and an impairment reserve of $2,507,267 has been recorded for the year ended December 31, 2025.

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

At March 31, 2026, the Company had net income before income tax of $23,118,218 consisting of $23,645,212 unrealized gains and income and a loss from operations of $526,994 along with approximately $16,164,681 of net operating losses (“NOL”) consisting of unrealized losses from its Digital Assets and operating loss carryforwards, resulting in a deferred tax liability of $1,489,777.

The following table sets forth the provision for income tax and related tax rate reconciliation for the three months ended March 31, 2026:

	Amount	Rate
Income tax at statutory rate	$4,856,493	21.0%
Benefit of NOL	(3,366,717)	(14.6)%
Income tax expense	$1,489,777	6.4%

Note 11 - Capital Structure

On June 15, 2025, our Board of Directors approved and recommended the approval by our stockholders of (i) the possible change in control of the Company (as defined by the Nasdaq Stock Market LLC’s Listing Rules) via the issuance to Bravemorning Limited, at a price below the Minimum Price (as defined by the Nasdaq Stock Market LLC’s Listing Rules), of more than 20% of the shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) outstanding with Bravemorning being the largest shareholder while holding over 20% of the shares of Common Stock (the “Change of Control and 20% Issuance”) in accordance with The Nasdaq Stock Market LLC’s Listing Rule 5635(b) and (d) (“Nasdaq Rule 5635”), in connection with the $100,000,000 private investment in public equity (the “PIPE Offering”) entered into between the Company and Bravemorning pursuant to which the Company issued 100,000 shares of its Series B Convertible Preferred Stock par value $0.0001 per share (the “Series B Preferred Stock”), convertible into 200,000,000 shares of Common Stock, and warrants (the “PIPE Warrants”) to acquire up to 220,000,000 shares of Common Stock, to Bravemorning; and (ii) an amendment to our Articles of Incorporation to increase the total number of authorized shares of common stock from 100,000,000 to 1,000,000,000 (the “Charter Amendment”).

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

As of March 31, 2026 and December 31, 2025, there were no shares of Series A Preferred Stock issued and outstanding; however, during May 2025, the Company entered into a Securities Purchase Agreement (the “May PIPE”) under the terms of which, the Company issued 5,000 Series A Preferred shares convertible into 8,928,571 shares of common stock for gross proceeds of $5,000,000 ($4,591,392 net of expenses). During June 2025, the 5,000 shares were converted into 8,928,571 shares of the Company’s common stock.

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

The Certificate of Designation (“CoD”) for Series B Preferred Stock includes a Redemption feature such that upon the occurrence and continuance of a Triggering Event (defined as “(i) the objection or rejection by the Trading Market (as defined in the Purchase Agreement), any Governmental Entity (as defined in the Purchase Agreement), or any regulatory or self-regulatory agency of any of the Transactions (as defined in the Purchase Agreement) on or before December 31, 2025, or (ii) the failure of any regulatory or self-regulatory agency to approve all of the Transactions, if any such approval is required, on or before December 31, 2025”) and following a ten day opportunity to cure the relevant written notice from the Holders to the Company, each Holder shall have the right to require the Company to redeem all or any portion of the Series B Preferred Stock then held by such Holder for a redemption price equal to the full (for fully redemption) or pro rata (for portion redemption) Triggering Redemption Amount as defined in the CoD. On August 7, 2025, Bravemorning Limited, the only Holder waived all rights it may have pursuant to Section 8(b) of the Series B CoD, solely upon the occurrence of a Triggering Event, to require that Tron Inc. redeem all or any portion of the Series B Convertible Preferred Stock held by Bravemorning for a redemption price equal to the relevant Triggering Redemption Amount as defined in the CoD.

The issuances of the Series A and B Preferred Stock in the related transactions resulted in a change of control of the Company.

Common Stock – As described above, the Company has 1,000,000,000 shares of Common Stock, par value $0.0001 authorized. At March 31, 2026 and December 31, 2025, the Company had 274,382,064 and 261,314,913 shares, respectively, of its issued and outstanding common stock.

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

Three months ended March 31, 2026, issuance included:

On January 8, 2026, the Company issued 13,067,151 shares of its common stock in connection with a Securities Purchase Agreement with Black Anthem Limited (“Black Anthem”), a related party, for $18,000,000, paid in the form of USDT (Tether) stablecoins transferred to the Company’s Treasury Wallet. At December 31, 2025, the 13,067,151 shares had been recorded as common stock payable since the payment had not been made and the shares had not been issued as of December 31, 2025.

At March 31, 2026, the Company had 274,382,064 shares of its common stock issued and outstanding.

Common Stock Payable - At March 31, 2026 and December 31, 2025, the Company had a balance of $322,000 and $18,322,000, respectively, of common stock payable.

Activity for the year ended December 31, 2025, included the following:

During the year ended December 31, 2025, the Holder of the pre-funded warrants described above converted the warrants into shares of the Company’s common stock valued at $452,748.

Additionally, the Company issued 25,000 shares in connection with a Consulting Agreement, valued at $16,250, previously recorded as Common Stock Payable.

In December 2025, the Company entered into a Private Placement (Securities Purchase Agreement or “SPA”) with Black Anthem, a related party, for the purchase of $18,000,000 of the Company’s common stock (13,067,151 restricted shares), payable in stablecoins. The $18,000,000 was recorded as a Subscription Receivable and Common Stock Payable. The SPA calls for the delivery of the stablecoins within 10 business days of the execution of the SPA. On January 8, 2026, the stablecoins were delivered and the common stock was issued.

The balance of Common Stock Payable at December 31, 2025, was $18,322,000.

Activity for the three months ended March 31, 2026, included the following:

The issuance of 13,067,151 shares of its common stock in connection with a Securities Purchase Agreement with Black Anthem Limited (“Black Anthem”), a related party, valued at $18,000,000. See Note 6. Investment in digital assets – held in Treasury Wallet set up by an Affiliate.

The balance of Common Stock Payable at March 31, 2026, was $322,000.

Note 12 – Options and Warrants

Options

During the year ended December 31, 2025, the Company granted a total of 2,025,000 options to the Directors with an exercise price of $0.56 - $0.68, with five-year terms and exercisable immediately. The Company recorded an expense of $460,821 in connection with these options.

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

During the year ended December 31, 2025, a total of 1,320,000 shares of common stock were issued in connection with options exercised. Total proceeds from the exercises were $696,007. At March 31, 2026, and December 31, 2025, the Company had a total of 1,815,000 unexercised options with an average exercise price of $0.98 per share.

There were no options granted or exercised during the three months ended March 31, 2026.

The following table sets forth the option activity for the three months ended March 31, 2026 and year ended December 31, 2025:

Balance, December 31, 2024	1,100,000
Options granted	2,025,000
Options exercised	(1,320,000)
Balance December 31, 2025	1,815,000
Options granted	-
Options exercised	-
Balance, March 31, 2026	1,815,000

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

In addition, pursuant to an Advisory Agreement with an entity associated with American Ventures (the investor in the previously disclosed May 2025 Series A preferred stock offering and disclosed below), the Company issued a warrant to American Ventures (the “American Ventures Warrants”) for 5,360,000 warrants with substantially the same terms as the June PIPE Warrants (as defined below) except that the American Ventures Warrants are exercisable for five years. In November, 2025, the Placement Agent Warrants were exercised using the cashless feature for 3,663,798 shares of common stock.

On June 16, 2025, the Company entered into a Securities Purchase Agreement (the “June Securities Purchase Agreement”) with Bravemorning Limited for a private investment in public equity (the “June PIPE Offering”) of 100,000 shares of its Series B Convertible Preferred Stock par value $0.0001 per share (the “Series B Preferred Stock”), convertible into 200,000,000 shares of common stock, par value $0.0001 (the “Common Stock”), at a conversion price of $0.50 per share of Common Stock, and warrants (the “June PIPE Warrants”) to acquire up to 220,000,000 shares of Common Stock. The June PIPE Warrants issued in the June PIPE Offering are exercisable immediately upon issuance at an exercise price of $0.50 per share and will expire two years from the date of issuance. The 100,000 shares of Series B Preferred Stock are referred to herein as the “Preferred Stock Shares.”

During June 2025, certain underwriter representatives exercised 47,380 warrants on a cashless basis for the issuance of 18,802 shares of the Company’s common stock.

There were no warrants issued or exercised during the three months ended March 31, 2026.

The following table sets forth the Warrant activity for the year ended December 31, 2025:

Balance, December 31, 2024	150,000
Exercise of underwriter warrants	(47,380)
Cashless exercise of consultant warrants	(100,000)
May PIPE Warrants	8,928,571
Placement Warrants	535,714
American Venture Warrants	5,360,000
Exercise of the May PIPE Warrants	(8,928,571)
Exercise of Placement Warrants	(535,714)
Exercise of American Venture Warrants	(5,360,000)
June PIPE Warrants	220,000,000
Exercise of the June PIPE Warrants	(220,000,000)
Balance, March 31, 2026 and December 31, 2025	2,620

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

The digital assets have nominal costs associated with revenue generated through staking.

The following table presents segment revenue and segment gross profit for the three months ended March 31, 2026 and 2025 reviewed by the CODM:

	2026	2025

Revenue from Toy sales	$1,184,675	$1,089,634
Cost of sales	866,434	823,099
Gross profit	318,241	266,535

Income from digital assets
Unrealized gain on digital asset investments	20,661,182	-
Unrealized income from staking activities	2,984,030	-

Total income from digital assets	23,645,212	-

Operating (expenses)	(914,912)	(913,910)
Net interest income	69,677	789
Net income (loss) before income tax	23,118,218	(646,586)
Deferred income tax	1,489,777	-
Net income (loss)	$21,628,441	$(646,586)

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

Under the new standard for lease reporting, the Company recorded a Right of Use Asset (“ROU”) and an offsetting lease liability of $753,564 representing the present value of the future payments under the lease calculated using an 7.5% discount rate (the current borrowing rate of the company). The ROU and lease liability are amortized over the three-year life of the lease. The unamortized balances at March 31, 2026 and December 31, 2025 were ROU asset of $627,682 and $682,286, current portion of the lease liability of $225,680 and $220,206 and non-current portion of lease liability of $405,537 and $464,100.

Additionally, the Company recognized accreted interest expense of $12,500 and $18,194 and rent expense of $67,104 and $71,278 for the lease during the three months ended March 31, 2026 and year ended December 31, 2025 respectively.

Legal Proceedings

The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position, results of operations or liquidity.

Note 15 – S-3 Registration Statement

On July 28, 2025, the Company filed an S-3 Registration Statement under which the Company may, from time to time in one or more offerings, offer and sell up to $1,000,000,000 in the aggregate of common stock, preferred stock, debt securities, warrants and rights to purchase common stock or preferred stock, or any combination of the foregoing, either individually or as units comprised of one or more of the other securities. Pursuant to the SEC comment letters, the Company filed amendments to the S-3 in August 2025, October 2025,  February 2026, and March 2026. The S-3 Registration Statement was declared effective on March 30, 2026.

Note 16 – Subsequent Events

On April 2, 2026, Bravemorning Limited exercised its right to convert 100,000 shares of its Series B Convertible Preferred Stock, par value $0.0001 per share, into 200,000,000 shares of the Company’s Common Stock.

The Company evaluated subsequent events through the date of this filing and has had no additional material events subsequent to March 31, 2026.

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

On June 16, 2025, we entered into a Securities Purchase Agreement (the “June Securities Purchase Agreement”) with Bravemorning Limited, a British Virgin Islands business company and related party. Under the terms of the June Securities Purchase Agreement, the Company sold at the price of $100,000,000: (i) 100,000 shares of its Series B Preferred Stock Shares convertible into 200,000,000 shares of the Company’s common stock (the “Series B Preferred Stock”) and (ii) warrants to purchase up to 220,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share (the “June Pipe Warrants”). On August 29, 2025, Bravemorning acquired 220,000,000 shares of the Company’s common stock, par value $0.0001 (the “Common Stock”), via its exercise of the June Pipe Warrants with total dollar amount of $110,000,000, and upon such acquisition, Bravemorning became the owner of approximately 86.6% of the Company’s outstanding shares of Common Stock. Mr. Weike Sun, who is a director of the Company, is the sole shareholder of Bravemorning. Upon the exercise of the June Pipe Warrants, Bravemorning held 220,000,000 shares of the Company’s common stock and also held 100,000 Preferred Stock Shares, which are convertible into an additional 200,000,000 shares of Common Stock and which vote on an as-converted basis with the Common Stock; and as such, Bravemorning’s ownership of Common Stock and Preferred Stock Shares gave it an aggregate voting power of approximately 92.5%. As of March 31, 2026, Bravemorning holds an aggregate voting power of approximately 88.5%. These moves reflect the Company’s broader strategic transformation and its commitment to aligning more closely with the TRON blockchain ecosystem, following the launch of its Tron-focused treasury strategy. The Company’s ticker change to “TRON” reinforces its brand identity and positions it as a key corporate player in the rapidly evolving blockchain and digital asset economy.

On December 24, 2025, the Company entered into a Stock Purchase Agreement for the purchase of $18,000,000 of our restricted common stock with Black Anthem Limited owned by Justin Sun and payable in USDT (Tether) stablecoins (the “December SPA”). The transaction closed on January 8, 2026, at which time, $18 million USDT (Tether) stablecoins were transferred to the Treasury Wallet (as defined below). Additionally, the Company entered into a token sale and purchase agreement (“BGDL Token S&P Agreement”) with BiT Global Digital Limited (“BGDL”), a British Virgin Islands Business Company, dated January 6, 2026, under which the Company is purchasing $18,000,000 worth of TRX tokens from BGDL using a dollar-cost averaging mechanism over a 360-day period commencing January 22, 2026, as follows:

(a) BGDL shall deliver $50,000 USDT worth of TRX tokens to the Company’s designated wallet address on a daily basis, starting on January 22, 2026, for a period of consecutive 360 days.

(b) The price and number of TRX tokens to be delivered each day pursuant to paragraph (a) above shall be reasonably determined with reference to the market price of TRX token on a global cryptocurrency trading platform on that day. Upon request from time to time, BGDL shall provide the Company with (i) breakdown of the price and number of TRX tokens delivered by BGDL to the Company, and (ii) supporting documentation explaining how the price and number of TRX tokens delivered were determined.

(c) The above arrangement can be adjusted by the Company at its sole reasonable discretion.

At March 31, 2026, the Company had purchased approximately 11,695,341 TRX tokens with an aggregate price of $3,400,001 under the BGDL Token S&P Agreement.

The initial $18,000,000 was recorded as a prepayment for Digital Asset purchases. At March 31, 2026, the balance of the prepayment was $14,599,999.

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

The TRX token is the native token of the TRON blockchain. As of May 4, 2026, the TRX token ranked number 6 by market valuation among all non-stablecoin crypto tokens globally. The Company’s plan is to accumulate and hold TRX tokens in its treasury and stake substantially all TRX tokens to earn yield. The Company has been engaging primarily in liquid staking activities by staking TRX tokens in its treasury through JustLend DAO, the leading decentralized finance (“DeFi”) protocol on the TRON blockchain, whereby it stakes its digital assets (TRX tokens) into the JustLend protocol to support network operations and, in return, accrues network rewards. The JustLend platform generates yield through a combination of standard staking rewards (i.e. token rewards derived from delegating to super representative nodes) and “energy” rental income on the TRON blockchain (i.e. renting to other users the idle TRON “energy” resources entitled by TRX staking).

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

The use cases of the TRX token include (but are not limited to):

(i) Governance of TRON blockchain: By staking their TRX token holdings, TRX token holders will be able to vote for super representative candidates. The top 27 super representative candidates with the highest votes will become the super representative nodes (the “SR”) and be able to participate in validation and block production. The super representative candidates who rank 28th to 127th are called super representative partners (the “SR Partners”). Each of the SRs, SR Partners and other super representative candidates may initiate community proposals, but only SRs are entitled to vote for the proposals. As of May 4, 2026, the SRs of TRON blockchain include, among others, Google Cloud, Binance, HTX, Kraken, OKX, OKCoin Japan, Kiln, P2P.org, Nansen, and Abra Capital.

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

The genesis supply of the TRX token was 100 billion. New tokens are generated currently at the rate of approximately 1.5% per annum as governance and block validation rewards. On the offsetting side, TRX token is burned by the users to pay transaction fees for on-chain activities. Consequently, the supply change of TRX token depends on how active the blockchain is. During the period from January 1, 2022 to May 4, 2026, TRX token has been in deflation at approximately 1.6% per annum. As of May 4, 2026, the supply of TRX token is approximately 94.8 billion. Currently there is no lock-up, and substantially all the TRX tokens are in circulation.

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

Through years of development, TRON blockchain has been uniquely positioned as the dominant settlement protocol for on-chain stablecoin payment. As of May 4, 2026, TRON had over 379 million in total user wallets globally, hosting approximately 88.4 billion in TRC-20 USDT (Tether) accounting for approximately 46.6% of total USDT circulation.

TRON block generation is secured and validated by a diverse group of super representative nodes globally including major industry players such as Google Cloud, Binance, HTX, Kraken, OKX, OKCoin Japan, Kiln, P2P.org, Nansen, and Abra Capital.

The Company holds the treasury tokens in a self-managed wallet (the “Treasury Wallet”). The board of directors of the Company (the “Board”) has full control and access to the wallet, which was set up by BiT Global Trust Limited (“BGTL”). BGTL is a licensed Trust or Company Service Provider under the licensing regime administered by the Companies Registry of Hong Kong and a trust company registered under section 78(1) of the Trustee Ordinance (Cap. 29) of Hong Kong, and is therefore a regulated custodian.

The Treasury Wallet is safely kept in a secure location in Hong Kong controlled by BGTL. It utilizes the proprietary technology and on-chain compliance monitoring services provided by BGTL. Pursuant to the Self-Managed Wallet Services Agreement (the “BiT Global Services Agreement”) entered into by the Company and BGTL on June 26, 2025, BGTL has set up the Treasury Wallet for the Company, licenses certain BGTL technology, and provides monitoring services relating to on-chain wallet activities. The Company retains sole control of the Treasury Wallet and private keys in Hong Kong. Mr. Weike Sun and Mr. Zi Yang, our Directors, are authorized by the Board to make the arrangement for safeguarding and operating the private keys of the Treasury Wallet. Due to security considerations, the details of the private key arrangement are highly confidential and not for public disclosure. The Board is primarily responsible for verifying the existence of treasury token holdings. The Company’s auditors also have inspected and verified the Treasury Wallet operations and the existence of the treasury token holdings. There currently is no insurance coverage on the treasury tokens.

The BiT Global Services Agreement contains customary provisions relating to fees, confidentiality, compliance with applicable law, indemnification, limitations of liability, and termination. The foregoing description of the BiT Global Services Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the BiT Global Services Agreement, a copy of which was filed as Exhibit 10.1 to the Company’s Form S-3/A filed with the SEC on August 22 and October 17, 2025.

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

The staking rewards generated from staking TRX tokens into sTRX via JustLend are distributed according to the protocol’s rules. Currently, 20% of the rewards are retained by the JustLend protocol as protocol revenue, while the remaining 80% are allocated to sTRX token holders on a pro-rata basis. BGTL does not receive any portion of the staking rewards.

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

As of the date hereof, the Company does not have any material agreements with counterparties relating to the purchase or sale of TRX tokens. To date, the TRX tokens held in the Company’s treasury were received (i) as payment in kind from the Company’s controlling shareholder in connection with the issuance of Series B Preferred Stock and warrant shares in connection with the June Securities Purchase Agreement; and (ii) as a result of the token sale and purchase transactions under the BGDL Token S&P Agreement.

Our TRX token strategy generally involves from time to time, subject to market conditions, (i) issuing debt or equity securities or engaging in other capital raising transactions with the objective of using the proceeds to purchase TRX tokens, and (ii) acquiring TRX tokens with our liquid assets that exceed working capital requirements. We intend to fund further TRX token acquisitions primarily through issuances of common stock and a variety of fixed-income instruments, including debt, convertible notes and preferred stock. As of March 31, 2026, our authorized capital stock consists of 1,000,000,000 shares of Common Stock, and 10,000,000 shares of preferred stock, par value $0.0001 per share (the “Preferred Stock”), of which 1,000,000 shares are designated as Series A Preferred Stock and 5,000 shares of the Series A Preferred Stock are designated as convertible, and 100,000 shares are designated as Series B Preferred Stock, of which 100,000, are designated as convertible.

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

The primary focus of the business of the Company is the accumulation of TRX tokens with the goal to realize long-term value creation through price appreciation and staking yield. The sTRX token, being a derivative token that represents the “staked” TRX token, provides exposure to additional yield from standard TRX staking rewards and energy renting. The Company currently has no intention to use its TRX token reserve to support or finance its operating activities. However, the Company will not rule out the possibility of doing so in the future, subject to its business or financing needs. Further, save for the USDT (Tether) stablecoins received by the Company under the December SPA, the Company currently does not plan to hold any crypto assets other than TRX tokens and sTRX tokens which were obtained from TRX staking.

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

Our TRX Tokens Holdings

Upon completion of the June Securities Purchase Agreement on June 28,2025, the Company received 365,096,845 TRX tokens from Bravemorning. Upon the August exercise of the June Pipe Warrants, the Company received an additional 312,500,100 TRX tokens, being the Warrant Exercise Tokens from Bravemorning.

An aggregate of 365,096,800 TRX tokens held by the Company have been “staked” on JustLend, a decentralized finance (DeFi) protocol, on June 28, 2025 in exchange for approximately 297,543,246 Staked TRX (sTRX) tokens. 312,500,000 TRX tokens of the Warrant Exercise Tokens held by the Company have been “staked” on JustLend on August 28, 2025 in exchange for approximately 252,133,646 sTRX tokens. “Staking” is a process commonly used in the blockchain industry that allows network participants to earn rewards by locking their tokens in wallets. The sTRX token is a derivative token that represents the “staked” TRX tokens, which can automatically generate yield (through the combination of standard TRX staking rewards and energy renting) for the token holders. The sTRX token does not generate discrete staking rewards. Instead, the economic benefit of staking is reflected through a floating conversion rate between TRX and sTRX, which increases over time based on accrued protocol rewards.

With respect to the $18,000,000 December SPA and related BGDL Token S&P Agreement, on January 22, 2026, the Company commenced buying $50,000 USDT worth of TRX tokens daily (price of which shall be reasonably determined with reference to the market price of TRX token on a global cryptocurrency trading platform on each day) which have been and will be delivered daily to the Treasury Wallet for 360 consecutive days. As of March 31, 2026, the Company had accumulated approximately 11,695,341 TRX tokens under the BGDL Token S&P Agreement, none of which had been staked as of that date.

As of March 31, 2026, the Company held approximately 11,695,423 TRX tokens and approximately 549,676,892 sTRX tokens.

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

Recent Developments

Conversion of Series B Preferred Stock

On April 2, 2026, Bravemorning Limited exercised its right to convert 100,000 shares of its Series B Convertible Preferred Stock, par value $0.0001 per share, into 200,000,000 shares of the Company’s Common Stock. As a result of this conversion, the number of outstanding shares of Common Stock increased from 274,382,064 to 474,382,064, representing an increase of approximately 73%. Following the conversion, Bravemorning holds 420,000,000 shares of Common Stock, and no shares of Series B Preferred Stock remain outstanding.

S-3 Registration Statement

On July 28, 2025, the Company filed a registration statement on Form S-3 with the SEC under which the Company may, from time to time in one or more offerings, offer and sell up to $1,000,000,000 in the aggregate of common stock, preferred stock, debt securities, warrants and rights to purchase common stock or preferred stock, or any combination of the foregoing, either individually or as units comprised of one or more of the other securities. Pursuant to SEC comment letters, on August 22, 2025, October 17, 2025, and March 2, 2026, the Company filed amendments to the S-3. The S-3 Registration Statement was declared effective on March 30, 2026. The Company intends to use the S-3 shelf registration statement to support its TRX token acquisition strategy and for general corporate purposes.

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

As to our TRX treasury business, our Treasury Wallet is located in Hong Kong. See “Business – TRX Tokens Treasury” for more information.

Because of certain connections we have in Hong Kong, and because Hong Kong is a Special Administrative Region of China, there is uncertainty as to whether, in the event that the Chinese government does exercise additional oversight and discretion over the conduct of our business in the future, our existing connections to Hong Kong would be significant enough to trigger any new governmental actions that would apply to us, which could affect our operations and/or the value of our Common Stock or other securities. Because the nature of any such additional oversight and discretion cannot be known presently, the resulting uncertainty presents a potential risk to investors.

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

Our management understands that as of the date of this Form 10-Q, the Company has no operations in Mainland China and is not required to complete filing procedures with the CSRC pursuant to the requirements of the Trial Measures. While the Company has no current operations in Mainland China, should we have any future operations in Mainland China and should we (i) fail to receive or maintain such permissions or approvals, (ii) inadvertently conclude that such permissions or approvals are not required, or (iii) applicable laws, regulations, or interpretations change and require us to obtain such permissions or approvals in the future, we may face sanctions by the CSRC, the Cyberspace Administration of China (the “CAC”) or other PRC regulatory agencies. These regulatory agencies may also impose fines and penalties on our potential operations in Mainland China, as well as limit our ability to pay dividends outside of Mainland China, limit our operations in Mainland China, delay or restrict the repatriation of the proceeds from our offerings into Mainland China or take other actions that could have an adverse effect on our business as well as the trading price of our Common Stock or other securities.

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

Significant Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements for the three months ended March 31, 2026 and 2025 and audited financial statements for the year ended December 31, 2025, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and the rules and regulations of the Securities and Exchange Commission. The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of March 31, 2026 or December 31, 2025.

Net Loss per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments such as options, warrants, convertible securities and preferred stock, unless the effect is to reduce a loss or increase earnings per share. As such, options, warrants, convertible securities and preferred stock are not considered in the calculations for the March 31, 2025 fully diluted shares.

	Three Months Ended March 31,
	2026	2025

Numerator:
Net income (loss)	$21,628,441	$(646,586)

Denominator:
Denominator for basic earnings per share - Weighted-average of shares of Common Stock
issued and outstanding during the period	274,632,064	17,227,999
Denominator for diluted earnings per share	476,449,684	17,227,999

Net income (loss) per share
Basic	$0.08	$(0.04)
Diluted	$0.05	$(0.04)

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

The Company’s deferred tax liability at March 31, 2026, consisted primarily of unrealized gains on its investments in digital assets and income derived from staking digital assets calculated using the effective tax rate (21% US rate) equating to approximately $1,489,777. The Company’s deferred tax assets at December 31, 2025 consisted of net operating loss carry forwards calculated using effective tax rates (20% average of China and US rates) equating to $3,253,925, less a valuation allowance in the amount of approximately $3,253,925 for the year ended December 31, 2025.

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

Results of Operations

The following table provides selected financial data about us for the three months ended March 31, 2026 and 2025, respectively.

	Three Months Ended March 31,
	2026	2025

Revenue
Sales	$1,184,675	$1,089,634
Cost of Sales	866,434	823,099
Gross profit	318,241	266,535

Operating expense
General and administrative expense	914,912	913,910

Total operating expenses	914,912	913,910
Operating loss

Other income / (expense)
Unrealized gain on digital asset investment	20,661,182	-
Unrealized Income from digital assets	2,984,030	-
Interest income	82,792	6,295
Interest expense	(13,155)	(5,506)
Total other income (expense)	23,714,889	789

Pre-tax net income (loss)	23,118,218	$(646,586)

Deferred income tax	1,489,777	-
Net income (loss)	$21,628,441	$(646,586)

For the three months ended March 31, 2026 and 2025

Revenues and Cost of Sales

We generated $1,184,675 in revenues for the three months ended March 31, 2026, compared to $1,089,634 revenues for the three months ended March 31, 2025. The increase is primarily due to relative price increases. Additionally, we have been able to decrease our cost of goods sold therefore increasing our margins.

Operating Expenses and Other Income

Operating expenses for the three months ended March 31, 2026 and 2025 were $914,912 and $913,910, respectively. The operating expenses for the three months ended March 31, 2026, consisted of (i) marketing expense of $29,607, (ii) legal and professional fees of $29,500, (iii) amortization and depreciation of $17,918, (iv) rent and utilities of $51,306, (v) general and administrative expense of $760,909 and (vi) $25,672 of Nasdaq and other related fees, versus the operating expenses for the three months ended March 31, 2025, consisting of (i) marketing expense of $23,122, (ii) legal and professional fees of $198,070, (iii) amortization and depreciation of $81,571, (iv) rent and utilities of $20,323, and (v) general and administrative expense of $590,824

The Company had an unrealized gain on its digital asset investment of $20,661,182 due to the increase in market value of the digital asset, unrealized income from digital assets of $2,984,030 from revenue generated from the digital assets and net interest income and expense of $69,677.

The Company had deferred income tax expense related to the unrealized gains and income related to its digital assets resulting in a deferred tax provision of $1,489,777.

Income/Losses

Net income was $21,628,441 for the three months ended March 31, 2026 and the net loss was $646,586 for the three months ended March 31, 2025.

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

Liquidity and Capital Resources

As of March 31, 2026, we had approximately $9,916,321 in cash and cash equivalents, a decrease of $539,039 from the $10,455,360 we had as of December 31, 2025. As of March 31, 2026, we had approximately $25,834,451 in working capital, an increase of $14,076,934 from the $11,757,517 we had at December 31, 2025.

Operating Activities:

Net cash used in our operating activities during the three months ended March 31, 2026, totaled $539,039 compared to $206,514 used during the three months ended March 31, 2025.

Financing Activities:

During the three months ended March 31, 2026, the Company had no cash based financing activities; however on December 24, 2025, the Company entered into a Stock Purchase Agreement (the “Black Anthem SPA”) for the purchase of 13,067,151 shares of our restricted common stock with Black Anthem Limited, which is owned by Justin Sun, for $18,000,000 payable in USDT (Tether) stablecoins. The $18,000,000 was accounted for as a Subscription Receivable and Common Stock Payable at December 31, 2025.

On January 6, 2026, the Company entered into the BGDL Token S&P Agreement with BGDL, under the terms of which the Company agrees to purchase $18,000,000 worth of TRX tokens from BGDL using a dollar-cost averaging mechanism over a 360-day period commencing January 22, 2026.

On January 8, 2026, the Black Anthem SPA closed, at which time, $18 million USDT (Tether) stablecoins were delivered to BGDL representing a prepayment on the purchase of the TRX tokens. As of March 31, 2026, the Company had purchased approximately 11,695,341 TRX tokens with an aggregate price of $3,400,001 under the BGDL Token S&P Agreement and had a remaining balance of $14,599,999 in BGDL’s prepayment account.

During the three months ended March 31, 2025, the Company had net cash used for financing activities of $250,000 for a payment on a promissory note.

In addition to the cash used as described above, the Company entered into a Securities Purchase Agreement under the terms of which the Company received $100,000,000 in digital assets and issued 100,000 shares of its Series B Preferred Stock convertible into 200,000,000 shares of common stock and warrants convertible into 220,000,000 shares of the Company’s common stock with an exercise price of $0.50 per share in return for the issuance of 100,000 Series B Preferred shares. Subsequently, the 220,000,000 warrants were exercised with the payment of $110,000,000 in digital assets for 220,000,000 shares of the Company’s common stock.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Management has confidence in its internal controls and procedures. The Company’s management believes that a control system, no matter how well designed and operated can provide only reasonable assurance and cannot provide absolute assurance that the objectives of the internal control system are met, and no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitation in all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1	Section 302 Certification by the Principal Executive Officer
31.2	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1 *	Section 906 Certification by the Principal Executive Officer
32.2 *	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101 *	Interactive Data File
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Tron Inc.

/s/ Richard Miller
Richard Miller
Dated: May 8, 2026	Chief Executive Officer (Principal Executive Officer)

