Form 10-Q
period 2026-06-30
Tron Inc.
filed 2026-08-11
CIK 1956744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 7, 2026, there were 474,382,064 shares of the registrant’s common stock outstanding.

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

3

Item 1. Financial Statements

TRON INC.

Tron Inc.

Consolidated Balance Sheets

As of June 30, 2026 and December 31, 2025

	June 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)
Assets
Cash	$9,495,598	$10,455,360
Account receivable	1,047,995	671,779
Inventory	478,867	704,171
Prepaid expenses and deposits	446,282	511,615
Prepayment for Digital Asset Purchases, due from an Affiliate	10,050,000	-
Other current assets	88,380	67,340
Total current assets	21,607,122	12,410,265

Investment in Digital Assets– held in Treasury Wallet set up by an Affiliate	233,784,910	198,078,155
Investment in Gameverse Interactive Corp	190,500	190,500
Right of Use asset (ROU)	572,076	682,286
Fixed assets, net of depreciation	45,737	71,877
Total assets	$256,200,345	$211,433,083

Liabilities
Accounts Payable	$153,183	$142,866
Accrued and other liabilities	404,120	289,676
Current portion of ROU liability	231,257	220,206
Total Current Liabilities	788,560	652,748

Deferred tax liability	2,253,384
ROU liability	345,869	464,100
Total Liabilities	3,387,813	1,116,848

Shareholders’ Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized
Preferred Stock Series A, no shares outstanding	-	-
Preferred Stock Series B, no shares outstanding at June 30, 2026 and 100,000 shares outstanding at December 31, 2025	-	10
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 474,382,064 and 261,314,913 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	47,439	26,132
Additional paid-in capital	250,455,304	232,476,601
Accumulated earnings (deficit)	1,987,789	(22,508,508)
Common Stock Payable	322,000	18,322,000
Subscription Receivable	-	(18,000,000)
Total Shareholders’ Equity	252,812,532	210,316,235
Total Liabilities and Shareholders’ Equity	$256,200,345	$211,433,083

The accompanying notes are an integral part of these financial statements.

Tron Inc.

Consolidated Statements of Operations

For the Three and Six Months ended June 30, 2026 and 2025

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenue
Sales	$1,568,626	$1,342,929	$2,753,301	$2,432,563
Cost of Sales	1,277,979	1,050,726	2,144,413	1,873,825
Gross profit	290,647	292,203	608,888	558,738

Operating expense
General and administrative expenses	826,423	1,036,406	1,741,335	1,950,316

Total operating expenses	826,423	1,036,406	1,741,335	1,950,316
Operating loss	(535,776)	(744,203)	(1,132,447)	(1,391,578)

Other income / (expense)
Unrealized gain on digital asset investment	444,149	2,154,071	21,105,331	2,154,071
Unrealized Income from staking activities	3,348,398	44,769	6,332,428	44,769
Realized gain on digital assets	318,996	-	318,996	-
Interest income	67,194	19,030	149,986	25,325
Interest expense	(11,498)	(5,812)	(24,613)	(11,318)
Total other income (expense)	4,167,239	2,212,058	27,882,128	2,212,847

Net income before income taxes	$3,631,463	$1,467,855	$26,749,681	$821,269

Provision for income tax
Current	-	-	-	-
Deferred	763,607	-	2,253,384	-
Net Income	$2,867,856	$1,467,855	$24,496,297	$821,269

Net (loss) per share:
Basic	$0.01	$0.07	$0.07	$0.04
Fully diluted	$0.01	$0.01	$0.07	$0.00

Weighted average number of shares
Basic	470,236,460	21,574,059	372,974,605	19,413,035
Fully diluted	472,054,080	224,099,059	374,792,225	221,938,035

The accompanying notes are an integral part of these financial statements.

Tron Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the Three and Six Months ended June 30, 2026 and 2025

(Unaudited)

	Series A		Series B				Common	Additional
	Preferred Stock		Preferred Stock		Common Stock		Stock	Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Deficits	Total

Balance December 31, 2024		$-	-	$-	15,956,477	$1,596	$790,998	$10,195,598	$(5,697,241)	$5,290,951

Exercise of Pre Funded warrants					712,133	71	(452,748)	452,748	-	71
Common stock issued for investment in Gameverse					500,000	50	-	190,450	-	190,500
Stock issued for services					75,000	8	(16,250)	44,387	-	28,145
Fair value of Options granted to Directors								119,635	-	119,635

Net loss three months ended 03/31/25									(646,586)	(646,586)

Balance, March 31, 2025		-	-	-	17,243,610	1,725	322,000	11,002,818	(6,343,827)	4,982,716

Series A Preferred stock issued in private placement	5,000	-						4,591,392		4,591,392
Series A Preferred stock conversion into common stock	(5,000)	-			9,518,571	952				952
Series B preferred shares issued for fair value of tokens received in private placement			100,000	10				99,674,990		99,675,000
Exercise of options					645,000	64		343,943		344,007
Exercise of cashless warrants					18,802	2		(2)		-
Fair value of Options granted to Directors								341,186		341,186
Waiver of interest on related party Note								41,877		41,877
Net income three months ended 06/30/25	-	-	-	-	-	-	-	-	1,467,855	1,467,855
Balance, June 30, 2025	-	$-	100,000	$10	27,425,983	$2,743	$322,000	$115,996,204	$(4,875,972)	$111,444,985

	Series B				Common		Additional
	Preferred Stock		Common Stock		Stock	Subscription	Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Payable	Receivable	Capital	Deficits	Total
Balance, December 31, 2025	100,000	$10	261,314,913	$26,132	$18,322,000	$(18,000,000)	$232,476,601	$(22,508,508)	$210,316,235
Issuance of Black Anthem common stock, a related party	-	-	13,067,151	1,307	(18,000,000)	18,000,000	17,998,693	-	18,000,000

Net income for the Three Months ended March 31, 2026								21,628,441	21,628,441
Balance, March 31, 2026	100,000	$10	274,382,064	$27,439	$322,000	$-	$250,475,294	$(880,067)	$249,944,676

Issuance for the Bravemorning Ltd conversion of Series B Preferred stock into common stock, a related party	(100,000)	(10)	200,000,000	20,000	-	-	(19,990)	-	-

Net income for the Three Months ended June 30, 2026	-	-	-	-	-	-	-	2,867,856	2,867,856
Balance, June 30, 2026	-	$-	474,382,064	$47,439	$322,000	$-	$250,455,304	$1,987,789	$252,812,532

The accompanying notes are an integral part of these financial statements.

Tron Inc.

Consolidated Statement of Cash Flows

For the Six Months ended June 30, 2026 and 2025

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net Income (loss)	$24,496,297	$821,269
Adjustment to reconcile net loss to operating activities
Unrealized gain on digital asset investment	(21,105,331)	(2,154,071)
Unrealized income from staking activities	(6,332,428)	(44,769)
Realized gain on digital assets	(318,996)
Common stock issued for services	-	28,145
Fair value of Officer, Director and Employee options	-	460,821
Depreciation and amortization	39,200	142,643
Changes in operating assets and liabilities:
Accounts receivable	(376,216)	157,145
Inventory	225,304	51,866
Prepaid expenses	65,333	170,077
Accounts payable	10,317	159,948
Accrued expenses	114,444	117,153
Other assets	(31,070)	(75,880)
Deferred tax liability	2,253,384	-
Net cash provided by (used in) operating activities	(959,762)	(165,653)

Cash flows from investing activities	-	-

Financing activities:
Private placement	-	4,592,344
Payment on promissory note	-	(500,000)
Expenses related to sale of preferred stock	-	(325,000)
Exercise of pre-funded warrants	-	71
Exercise of stock options	-	344,007
Cash (used in) financing activities	-	4,111,422

Net increase (decrease) in cash and cash equivalents	(959,762)	3,945,769

Cash and cash equivalents at the beginning of the period	10,455,360	1,352,373

Cash and cash equivalents at the end of the period	$9,495,598	$5,298,142

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
NON CASH INFORMATION
Stock issued for Gameverse shares	$-	$190,500
Stock issued from Stock Payable – prefunded warrants	$-	$452,748
Waiver of accrued interest on related party note	$-	$41,877
Stock issued from Stock Payable	$18,000,000	$16,250
Cashless exercise of warrants	$-	$2
Fair value of preferred shares issued for digital assets	$-	$100,000,000
TRX Tokens purchased with stablecoins	$7,950,000	$-
Conversion of Series B Preferred Stock into common stock, a related party	$20,000	$-

The accompanying notes are an integral part of these financial statements.

Tron Inc.

Notes to Financial Statements

For the Three and Six Months June 30, 2026 and 2025

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of June 30, 2026 and December 31, 2025.

Accounts Receivable and Credit Risk

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. For the six months ended June 30, 2026 and year ended December 31, 2025, the Company did not recognize any allowance for doubtful collections.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Numerator:
Net income (loss)	$2,867,856	$1,467,855	$24,496,297	$821,269

Denominator:
Denominator for basic earnings per share - Weighted-average of shares of Common Stock issued and outstanding during the period	470,236,460	21,574,059	372,974,605	19,413,035
Denominator for diluted earnings per share	472,054,080	224,099,059	374,792,225	221,938,035

Net income (loss) per share
Basic	$0.01	$0.07	$0.07	$0.04
Diluted	$0.01	$0.01	$0.07	$0.00

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

Foreign Currency Translation

Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the period. Equity accounts are translated at historical exchange rates. Gains and losses from foreign currency transactions and translation for the six months ended June 30, 2026 and year ended December 31, 2025, and the cumulative translation gains and losses as of June 30, 2026 and December 31, 2025 were not material.

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

The Company’s deferred tax liability at June 30, 2026, consists of unrealized market gains and income produced by the Company’s Digital Assets, offset by operating loss carry forwards calculated using effective tax rates (21.0%) equating to approximately $2,253,384. The Company’s deferred tax asset at December 31, 2025 consists of net operating loss carry forwards calculated using effective tax rates (20.1%) equating to approximately $3,253,925, less a valuation allowance in the amount of approximately $3,253,925. Because of the Company’s lack of earnings history, the deferred tax asset was fully offset by a valuation allowance in the year ended December 31, 2025.

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

Note 3 – Inventory

At June 30, 2026, and December 31, 2025, the Company had inventory consisting of finished goods of $478,867 and $704,171, respectively.

Note 4 - Accounts Receivable

At June 30, 2026, and December 31, 2025, the Company had accounts receivable of $1,047,995 and $671,779, respectively.

Note 5 – Prepaid Expenses

The balance of prepaid expenses at June 30, 2026, was $446,282 consisting of deposits on orders of $112,909, prepaid insurance of $43,015, other prepaid expenses of $188,023 and security deposits of $102,335. At December 31, 2025, the Company had a total of $511,615 in prepaid expenses, consisting of deposits on orders of $156,365, prepaid insurance of $152,470, other expenses of $100,445 and security deposits of $102,335.

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

Additionally, the Company publishes daily updates regarding its TRX treasury acquisitions in connection with the BGDL Token S&P Agreement through its public communications channels and provides a link to the designated on-chain treasury wallet for real-time verification.

During the six months ended June 30, 2026, the Company purchased approximately 25,350,215 TRX tokens with an aggregate price of $7,950,000 under the BGDL Token S&P Agreement.

The initial $18,000,000 was recorded as a prepayment for Digital Asset purchases. At June 30, 2026, the balance of the prepayment was $10,050,000.

The following table presents the roll-forward of the fair value of our digital assets for the six months ended June 30, 2026, and year ended December 31, 2025, based on the fair value model under ASU-2023-08:

	Fair Value
	TRX	sTRX
Balance, December 31, 2024	$-	$-
Preferred stock sale paid with TRX tokens	100,000,000	-
Warrant exercise paid with TRX tokens	110,000,000	-
Staking Transactions	(207,864,661)	207,864,661
Unrealized income from staking TRX	-	5,437,403
Unrealized change in fair value	-	(15,223,891)
Realized (loss) from TRX to sTRX conversion	(2,135,357)	-
Other income (loss)	25	(25)
Balance, December 31, 2025	$7	$198,078,148
Purchase of TRX tokens using USDT Stablecoins	7,950,000
Unrealized gain (loss) in fair value	(243,071)	21,348,402
Staking transactions	(3,973,988)	3,973,988
Realized gain from TRX to sTRX conversion	318,996
Unrealized income from staking TRX		6,332,428
Other income (loss)	(7)	7
Balance, June 30, 2026	$4,051,937	$229,732,973

The following table presents the Company’s Digital Asset holdings as of June 30, 2026, and December 31, 2025:

June 30, 2026	Quantity	Cost Basis	Fair Value
TRX tokens	12,863,291	$4,294,867	$4,051,937
sTRX tokens	559,377,041	211,838,649	229,732,973
		$216,133,516	$233,784,910

December 31, 2025	Quantity	Cost Basis	Fair Value
TRX tokens	94	$29	$7
sTRX tokens	549,676,892	207,864,661	198,078,148
		$207,864,690	$198,078,155

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

● The Company chose BGDL to handle the $18,000,000 transaction described above. BGDL indirectly owns 99% of BGTL. Mr. Liu, a director of the Company, is a director of BGTL, which set up the Treasury Wallet for the Company and provides on-chain monitoring services to the Company. The Company originally considered BGTL to handle the transaction, BGTL clarified that as a regulated custodian, its business focus is on digital assets custody only, so it recommended BGDL to the Company. Since the Company’s plan was to acquire TRX tokens using a dollar-cost averaging mechanism over a period of around one year, the two main factors to consider were (i) liquidity sufficiency and (ii) low transaction cost. Given that BGDL has an account with a global digital asset trading platform with deep liquidity for TRX/USDT trading pair and that after negotiation, BGDL agreed not to charge any transaction fees for the TRX purchase and the delivery mechanism to be solely determined by the Company, the Company chose BGDL as the appropriate counterparty for the TRX purchase.

Note – 7 Fair Value Measurements

The Company measures certain assets and liabilities at fair value. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability (i.e., an ‘exit price’) in the principal or most advantageous market in an orderly transaction between market participants at the measurement date.

Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

Level 2 – Valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Valuations based on inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

The Company’s digital assets measured at fair value, which include assets held in treasury, deployed in DeFi protocols, and staked in validator operations, are accounted for in accordance with ASC 350-60. Our TRX tokens are valued using quoted prices in active markets for the underlying tokens, primarily on major digital-asset exchanges which represent Level 1 inputs within the fair-value hierarchy and our sTRX (staked TRX tokens) are valued by means of a derived price using a combination of observable inputs including quoted prices from active markets and verifiable on-chain data and exchanges rates which represent Level 2 inputs within the fair-value hierarchy.

The following tables present the Company’s digital assets that are measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets as of June 30, 2026, and December 31, 2025. Private equity investments accounted for under the ASC 321 measurement alternative are not measured at fair value on a recurring basis and are presented separately below.

	Fair Value
June 30, 2026	Balance	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs Level (2)	Significant Unobservable Inputs Level (2)

TRX tokens	$4,051,937	$4,051,937	$-	$-
sTRX tokens	229,732,973	-	229,732,973	-
Total	$233,784,910	$4,051,937	$229,732,973	$-

December 31, 2025

TRX tokens	$7	$7	$-	$-
sTRX tokens	198,078,148	-	198,078,148	-
Total	$198,078,155	$7	$198,078,148	$-

Note 8 - Investment in Gameverse Interactive Corp

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

Note 9 – Fixed Assets and Other Assets

At June 30, 2026, and December 31, 2025, the Company had fixed assets totaling $45,737 and $71,877, net of accumulated depreciation of $110,823 and $74,653, respectively, as follows:

	2026	2025
Fixed Asset
Tooling and Molds	$135,275	$125,245
Computer equipment and software	21,285	21,285
	156,560	146,530
Accumulated depreciation	(110,823)	(74,653)
	$45,737	$71,877

At June 30, 2026, and December 31, 2025, other assets consisting primarily of non-depreciable molds totaling $88,380 and $67,340, respectively.

Note 10 – Intangible Assets and Secured Note – Related Party

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

The Assets were being amortized over a ten-year period. Amortization expense totaled $289,300 for the year ended December 31, 2025.

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

Note 11 – Income Tax

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Deferred income taxes are recognized for temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

During the year ended December 31, 2025, the Company underwent a change of control (see Note 6 - Investment in digital assets and Note 12 – Capital Structure). As a result of the change in control, the Company falls under the Internal Revenue Code (“IRC”) section 382, which limits the ability to utilize certain NOLs.

At June 30, 2026, the Company had net income before income tax of $26,749,681 consisting of $27,756,755 unrealized gains and income and a loss from operations and net interest income of $1,007,074 along with approximately $16,164,681 of net operating losses (“NOLs”) consisting of unrealized losses from its Digital Assets and operating loss carryforwards, resulting in a deferred tax liability of $2,253,384.

The following table sets forth the provision for income tax and related tax rate reconciliation for the six months ended June 30, 2026:

	Amount	Rate
Income tax at statutory rate	$5,620,100	21.0%
Benefit of NOL	(3,366,716)	(12.6)%
Income tax expense	$2,253,384	8.4%

Note 12 - Capital Structure

On June 15, 2025, our Board of Directors approved and recommended the approval by our stockholders of (i) the possible change in control of the Company (as defined by the Nasdaq Stock Market LLC’s Listing Rules) via the issuance to Bravemorning Limited, at a price below the Minimum Price (as defined by the Nasdaq Stock Market LLC’s Listing Rules), of more than 20% of the shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) outstanding with Bravemorning being the largest shareholder while holding over 20% of the shares of Common Stock (the “Change of Control and 20% Issuance”) in accordance with The Nasdaq Stock Market LLC’s Listing Rule 5635(b) and (d) (“Nasdaq Rule 5635”), in connection with the $100,000,000 private investment in public equity (the “PIPE Offering”) entered into between the Company and Bravemorning pursuant to which the Company issued 100,000 shares of its Series B Convertible Preferred Stock par value $0.0001 per share (the “Series B Preferred Stock”), convertible into 200,000,000 shares of Common Stock, and warrants (the “PIPE Warrants”) to acquire up to 220,000,000 shares of Common Stock, to Bravemorning; and (ii) an amendment to our Articles of Incorporation to increase the total number of authorized shares of common stock from 100,000,000 to 1,000,000,000 (the “Charter Amendment”). On August 27, 2025, Bravemorning (i) exercised its warrants for 312,500,100 TRX tokens valued at $110,000,000 and (ii) on April 2, 2026, exercised its right to convert the 100,000 shares of Series B Preferred Stock into 200,000,000 of the Company’s common stock.

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

As of June 30, 2026 and December 31, 2025, there were no shares of Series A Preferred Stock issued and outstanding; however, during May 2025, the Company entered into a Securities Purchase Agreement (the “May PIPE”) under the terms of which, the Company issued 5,000 Series A Preferred shares convertible into 8,928,571 shares of common stock for gross proceeds of $5,000,000 ($4,591,392 net of expenses). During June 2025, the 5,000 shares were converted into 8,928,571 shares of the Company’s common stock.

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

On April 2, 2026, Bravemorning Limited, a related party, exercised its right to convert 100,000 shares of its Series B Convertible Preferred Stock, par value $0.0001 per share, into 200,000,000 shares of the Company’s Common Stock.

At June 30, 2026, the Company had no Preferred Stock issued or outstanding.

Common Stock – As described above, the Company has 1,000,000,000 shares of Common Stock, par value $0.0001 authorized. At June 30, 2026 and December 31, 2025, the Company had 474,382,064 and 261,314,913 shares, respectively, of its issued and outstanding common stock.

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

The Company converted 5,000 Series A Preferred shares into 8,928,571 shares of its common stock and issued 590,000 shares related to fees associated with the transaction See Series A Preferred stock above.

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

Three and Six Months ended June 30, 2026, issuance included:

On January 8, 2026, the Company issued 13,067,151 shares of its common stock in connection with a Securities Purchase Agreement with Black Anthem Limited, a related party, for $18,000,000, paid in the form of USDT (Tether) stablecoins transferred to the Company’s Treasury Wallet. At December 31, 2025, the 13,067,151 shares had been recorded as common stock payable since the payment had not been made and the shares had not been issued as of December 31, 2025.

On April 2, 2026, Bravemorning Limited exercised its right to convert 100,000 shares of its Series B Convertible Preferred Stock, par value $0.0001 per share, into 200,000,000 shares of the Company’s Common Stock.

At June 30, 2026, the Company had 474,382,064 shares of its common stock issued and outstanding.

Common Stock Payable - At June 30, 2026 and December 31, 2025, the Company had a balance of $322,000 and $18,322,000, respectively, of common stock payable.

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

The balance of Common Stock Payable at December 31, 2025, was $18,322,000.

Activity for the six months ended June 30, 2026, included the following:

The issuance of 13,067,151 shares of its common stock in connection with a Securities Purchase Agreement with Black Anthem Limited, a related party, valued at $18,000,000. See Note 6. Investment in digital assets – held in Treasury Wallet set up by an Affiliate.

The balance of Common Stock Payable at June 30, 2026, was $322,000.

Note 13 – Options and Warrants

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
					%
01/07/2025	375,000	2.5	$0.68	$0.68	75.0%	$119,635
5/22/2025	1,650,000	2.5	$0.56	$0.52	64.5%	$341,186

During the year ended December 31, 2025, a total of 1,320,000 shares of common stock were issued in connection with exercised options. Total proceeds from the exercises were $696,007. At June 30, 2026, and December 31, 2025, the Company had a total of 1,815,000 unexercised options with an average exercise price of $0.98 per share.

There were no options granted or exercised during the six months ended June 30, 2026.

The following table sets forth the option activity for the six months ended June 30, 2026, and year ended December 31, 2025:

Balance, December 31, 2024	1,110,000
Options granted	2,025,000
Options exercised	(1,320,000)
Balance December 31, 2025	1,815,000
Options granted	-
Options exercised	-
Balance, June 30, 2026	1,815,000

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

There were no warrants issued or exercised during the six months ended June 30, 2026.

The following table sets forth the Warrant activity for the six months ended June 30, 2026 and year ended December 31, 2025:

Balance, December 31, 2024	150,000
Exercise of underwriter warrants	(47,380)
Cashless exercise of consultant warrants	(100,000)
May PIPE Warrants	8,928,571
Placement Warrants	535,715
American Venture Warrants	5,360,000
Exercise of the May PIPE Warrants	(8,928,571)
Exercise of Placement Warrants	(535,715)
Exercise of American Venture Warrants	(5,360,000)
June PIPE Warrants	220,000,000
Exercise of the June PIPE Warrants	(220,000,000)
Balance, June 30, 2026 and December 31, 2025	2,620

Note 14 - Segment Reporting

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

The digital assets have nominal costs associated with revenue generated through staking.

The following table presents segment revenue and segment gross profit for the three and six Months ended June 30, 2026 and 2025 reviewed by the CODM:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenue from Toy sales	$1,568,626	$1,342,929	$2,753,301	$2,432,563
Cost of sales	1,277,979	1,050,726	2,144,413	1,873,825
Gross profit	290,647	292,203	608,888	558,738

Income from digital assets
Unrealized gain on digital assets	444,149	2,154,071	21,105,331	2,154,071
Unrealized income from staking activities	3,348,398	44,769	6,332,428	44,769
Realized gain from TRX to sTRX conversion	318,996	-	318,996	-
Total income from digital assets	4,111,543	2,198,840	27,756,755	2,198,840

Operating (expenses)	(826,423)	(1,036,406)	(1,741,335)	(1,950,316)
Net interest income	55,696	13,218	125,373	14,007
Net income before taxes	3,631,463	1,467,855	26,749,681	821,269
Deferred income tax	763,607	-	2,253,384	-
Net income	$2,867,856	$1,467,855	$24,496,297	$821,269

Assets and liabilities are not separately analyzed or reported to the CODM and are not used to assist in decisions surrounding resource allocation and assessment of segment performance. As such, an analysis of segment assets and liabilities has not been included in this financial information.

Note 15 - Commitments and Contingencies

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

Under the new standard for lease reporting, the Company recorded a Right of Use Asset (“ROU”) and an offsetting lease liability of $753,564 representing the present value of the future payments under the lease calculated using a 7.5% discount rate (the current borrowing rate of the company). The ROU and lease liability are amortized over the three-year life of the lease. The unamortized balances at June 30, 2026 and December 31, 2025 were ROU asset of $572,076 and $682,286, current portion of the lease liability of $231,257 and $220,206 and non-current portion of lease liability of $345,869 and $464,100, respectively.

Additionally, the Company recognized accreted interest expense of $23,998 and $18,194 and rent expense of $134,208 and $71,278 for the lease during the six months ended June 30, 2026 and year ended December 31, 2025 respectively.

Legal Proceedings

The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position, results of operations or liquidity.

Note 16 – S-3 Registration Statement

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

Note 17 – Subsequent Events

The Company evaluated subsequent events through the date of this filing and has had no material events subsequent to June 30, 2026.

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

On June 16, 2025, we entered into a Securities Purchase Agreement (the “June Securities Purchase Agreement”) with Bravemorning Limited, a British Virgin Islands business company and related party. Under the terms of the June Securities Purchase Agreement, the Company sold at the price of $100,000,000: (i) 100,000 shares of its Series B Preferred Stock Shares convertible into 200,000,000 shares of the Company’s common stock (the “Series B Preferred Stock”) and (ii) warrants to purchase up to 220,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share (the “June Pipe Warrants”). On August 29, 2025, Bravemorning acquired 220,000,000 shares of the Company’s common stock, par value $0.0001 (the “Common Stock”), via its exercise of the June Pipe Warrants with total dollar amount of $110,000,000, and upon such acquisition, Bravemorning became the owner of approximately 86.6% of the Company’s outstanding shares of Common Stock. Mr. Weike Sun, who is a director of the Company, is the sole shareholder of Bravemorning. Upon the exercise of the June Pipe Warrants, Bravemorning held 220,000,000 shares of the Company’s common stock and along with the conversion of the 100,000 Preferred Stock Shares into 200,000,000 shares of Common Stock, Bravemorning’s ownership of Common Stock represented voting power of approximately 92.5%. Subsequently, the Company issued 13,067,151 shares of its common stock to Black Anthem Ltd (see below) therefore reducing Bravemorning’s voting power. As of June 30, 2026, Bravemorning holds the voting power of approximately 88.5%. These moves reflect the Company’s broader strategic transformation and its commitment to aligning more closely with the TRON blockchain ecosystem, following the launch of its Tron-focused treasury strategy. The Company’s ticker change to “TRON” reinforces its brand identity and positions it as a key corporate player in the rapidly evolving blockchain and digital asset economy.

On December 24, 2025, the Company entered into a Stock Purchase Agreement for the purchase of $18,000,000 of our restricted common stock with Black Anthem Limited owned by Justin Sun and payable in USDT (Tether) stablecoins (the “December SPA”). The transaction closed on January 8, 2026, at which time, $18 million USDT (Tether) stablecoins were transferred to the Treasury Wallet (as defined below) and 13,067,151 shares of the Company’s common stock were issued to Black Anthem. Additionally, the Company entered into a token sale and purchase agreement (“BGDL Token S&P Agreement”) with BiT Global Digital Limited (“BGDL”), a British Virgin Islands Business Company, dated January 6, 2026, under which the Company is purchasing $18,000,000 worth of TRX tokens from BGDL using a dollar-cost averaging mechanism over a 360-day period commencing January 22, 2026, as follows:

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

During the six months ended June 30, 2026, the Company purchased a total of approximately 25,350,215 TRX tokens with an aggregate price of $7,950,000 under the BGDL Token S&P Agreement.

Additionally, the Company publishes daily updates regarding its TRX treasury acquisitions in connection with the BGDL Token S&P Agreement through its public communications channels and provides a link to the designated on-chain treasury wallet for real-time verification.

The initial $18,000,000 was recorded as a prepayment for Digital Asset purchases. At June 30, 2026, the balance of the prepayment was $10,050,000.

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

The TRX token is the native token of the TRON blockchain. As of July 30, 2026, the TRX token ranked number 6 by market valuation among all non-stablecoin crypto tokens globally. The Company’s plan is to accumulate and hold TRX tokens in its treasury and stake substantially all TRX tokens to earn yield. The Company has been engaging primarily in liquid staking activities by staking TRX tokens in its treasury through JustLend DAO, the leading decentralized finance (“DeFi”) protocol on the TRON blockchain, whereby it stakes its digital assets (TRX tokens) into the JustLend protocol to support network operations and, in return, accrues network rewards. The JustLend platform generates yield through a combination of standard staking rewards (i.e. token rewards derived from delegating to super representative nodes) and “energy” rental income on the TRON blockchain (i.e. renting to other users the idle TRON “energy” resources entitled by TRX staking).

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

The use cases of the TRX token include (but are not limited to):

(i) Governance of TRON blockchain: By staking their TRX token holdings, TRX token holders will be able to vote for super representative candidates. The top 27 super representative candidates with the highest votes will become the super representative nodes (the “SR”) and be able to participate in validation and block production. The super representative candidates who rank 28th to 127th are called super representative partners (the “SR Partners”). Each of the SRs, SR Partners and other super representative candidates may initiate community proposals, but only SRs are entitled to vote for the proposals. As of July 30, 2026, the SRs of TRON blockchain include, among others, Binance, HTX, Kraken, OKX, OKCoin Japan, P2P.org, Nansen, and Abra Capital.

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

The genesis supply of the TRX token was 100 billion. New tokens are generated currently at the rate of approximately 1.5% per annum as governance and block validation rewards. On the offsetting side, TRX token is burned by the users to pay transaction fees for on-chain activities. Consequently, the supply change of TRX token depends on how active the blockchain is. During the period from January 1, 2022 to July 30, 2026, TRX token has been in deflation at approximately 1.5% per annum. As of July 30, 2026, the supply of TRX token is approximately 94.9 billion. Currently there is no lock-up, and substantially all the TRX tokens are in circulation.

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

Through years of development, TRON blockchain has been uniquely positioned as the dominant settlement protocol for on-chain stablecoin payment. As of July 30, 2026, TRON had over 396 million in total user wallets globally, hosting approximately 90.3 billion in TRC-20 USDT (Tether) accounting for approximately 47.7% of total USDT supply.

TRON block generation is secured and validated by a diverse group of super representative nodes globally including major industry players such as Binance, HTX, Kraken, OKX, OKCoin Japan, P2P.org, Nansen, and Abra Capital.

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

The TRX token is the native token of the TRON blockchain, and it serves as the utility token for various scenarios. The staked TRX token (sTRX) is a derivative token issued by the JustLend DAO protocol that represents the “staked” TRX tokens, and provides holders exposure to automatically accruing yield through standard TRX staking rewards and energy renting. Users can obtain sTRX tokens by staking TRX tokens on JustLend. The sTRX token is not fixed at a 1:1 conversion ratio with the TRX token; instead, the number of TRX tokens which can be exchanged from one sTRX token increases over time as rewards accumulate in the overall pool of staked tokens. As the voting rewards and energy rent accrue, the conversion ratio of the TRX token to the sTRX token increases gradually, so that the number of TRX tokens which can be obtained by users by unstaking and swapping from sTRX tokens back to TRX tokens increases accordingly. By holding sTRX tokens, the Company is able to accrue enhanced yields from both standard TRX staking and energy rental. For the avoidance of doubt, the sTRX token does not generate discrete staking rewards. Instead, the economic benefit of staking is reflected through a floating conversion rate between TRX and sTRX, which increases over time based on accrued protocol rewards. For comparison, the TRX token remains the native token of the TRON blockchain, and which can be used directly for transaction fee payments and community governance; whereas the sTRX token functions as a staking and yield-bearing certificate. On June 28, 2025, August 28, 2025 and April 5, 2026, 365,096,800, 312,500,000 and 12,487,000 TRX tokens were converted into approximately 297,543,246, 252,133,646 and 9,700,149 sTRX tokens respectively, based on the real-time conversion ratio according to the JustLend webpage. According to the JustLend DAO documentation, users who unstake their sTRX must wait 14 days before they can withdraw the unstaked TRX by clicking “Withdraw” on the same page.

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

Our TRX token strategy generally involves from time to time, subject to market conditions, (i) issuing debt or equity securities or engaging in other capital raising transactions with the objective of using the proceeds to purchase TRX tokens, and (ii) acquiring TRX tokens with our liquid assets that exceed working capital requirements. We intend to fund further TRX token acquisitions primarily through issuances of common stock and a variety of fixed-income instruments, including debt, convertible notes and preferred stock. As of June 30, 2026, our authorized capital stock consists of 1,000,000,000 shares of Common Stock, and 10,000,000 shares of preferred stock, par value $0.0001 per share (the “Preferred Stock”), of which 1,000,000 shares are designated as Series A Preferred Stock and 5,000 shares of the Series A Preferred Stock are designated as convertible, and 100,000 shares are designated as Series B Preferred Stock, of which 100,000, are designated as convertible.

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

With respect to the $18,000,000 December SPA and related BGDL Token S&P Agreement, on January 22, 2026, the Company commenced buying $50,000 USDT worth of TRX tokens daily (price of which shall be reasonably determined with reference to the market price of TRX token on a global cryptocurrency trading platform on each day) which have been and will be delivered daily to the Treasury Wallet for 360 consecutive days. As of June 30, 2026, the Company had purchased approximately 25,350,215 TRX tokens under the BGDL Token S&P Agreement, of which 12,487,000 had been staked as of that date.

As of June 30, 2026, the Company held approximately 12,863,291 TRX tokens and approximately 559,377,041 sTRX tokens.

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

Furthermore, on July 10, 2021, the CAC issued a revised draft of the Measures for Cybersecurity Review for public comment, which required that, among others, in addition to any “operator of critical information infrastructure”, any “data processor” controlling personal information of no less than one million users which seeks to list in a foreign stock exchange should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities. On December 28, 2021, the CAC, the National Development and Reform Commission (“NDRC”), and several other administrations jointly issued the revised Measures for Cybersecurity Review, which became effective and replaced the existing Measures for Cybersecurity Review on February 15, 2022. According to the Revised Review Measures, if an “online platform operator” that is in possession of personal data of more than one million users intends to list in a foreign country, it must apply for a cybersecurity review. Based on a set of Q&A published on the official website of the State Cipher Code Administration in connection with the issuance of the Revised Review Measures, an official of the said administration indicated that an online platform operator should apply for a cybersecurity review prior to the submission of its listing application with non-PRC securities regulators. Moreover, the CAC released the draft of the Regulations on Network Data Security Management in November 2021 for public consultation, which among other things, stipulates that a data processor listed overseas must conduct an annual data security review by itself or by engaging a data security service provider and submit the annual data security review report for a given year to the municipal cybersecurity department before January 31 of the following year. Given the recency of the issuance of the Revised Review Measures and their pending effectiveness, there is a general lack of guidance and substantial uncertainties exist with respect to their interpretation and implementation. It remains unclear whether a Hong Kong company which collects personal information from PRC individuals shall be subject to the Revised Review Measures. We do not currently expect the Revised Review Measures to have an impact on our business, our operations or our offerings as we do not believe that our subsidiary would be deemed to be an “operator of critical information infrastructure” or a “data processor” controlling personal information of no less than one million users, that would be required to file for cybersecurity review before listing in the U.S. However, there remains uncertainty in the interpretation and enforcement of relevant PRC cybersecurity laws and regulations. If the Revised Review Measures are adopted into law in the future and if our subsidiary is deemed to be an “operator of critical information infrastructure” or a “data processor” controlling personal information of no less than one million users, our operation and the listing of our Common Stock or other securities in the U.S. could be subject to CAC’s cybersecurity review.

As of the date hereof, Hong Kong does not have regulations similar to those of the PRC to extend oversight and control over offerings that are conducted overseas. Hong Kong does not have regulation similar to the Trial Measures and the Guidance Rules and Notice, and Measures for Cybersecurity Review of the PRC. However, the legal and operational risks associated in Mainland China also apply to operations in Hong Kong, and we face the risks and uncertainties associated with the complex and evolving PRC laws and regulations and as to whether and how the recent PRC government statements and regulatory developments, such as those relating to data and cyberspace security and anti-monopoly concerns, would be applicable to a company such as our subsidiary and our Company, given the Hong Kong aspects of our subsidiary in Hong Kong and the possibility that the Chinese government may exercise significant oversight over the conduct of business in Hong Kong. In the event we or our subsidiary were to become subject to PRC laws and regulations, we could incur material costs to ensure compliance, and we or our subsidiary might be subject to fines, experience devaluation of securities or delisting, restrictions on securities offerings, and/or no longer be permitted to continue business operations as presently conducted. In the event that (i) the PRC government expands the categories of industries and companies whose foreign securities offerings are subject to review by the CSRC or the CAC or if applicable laws, regulations or interpretations change and we are required to obtain such permissions or approvals, (ii) we inadvertently conclude that relevant permissions or approvals were not required, or (iii) we did not receive or maintain relevant permissions or approvals required, any action taken by the PRC government could significantly limit or completely hinder our operations in Hong Kong and our ability to offer or continue to offer securities to investors and could cause the value of our Common Stock or other securities to decline.

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

Significant Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements for the six months ended June 30, 2026 and 2025 and audited financial statements for the year ended December 31, 2025, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and the rules and regulations of the Securities and Exchange Commission. The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of June 30, 2026 or December 31, 2025.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Numerator:
Net income (loss)	$2,867,856	$1,467,855	$24,496,297	$821,269

Denominator:
Denominator for basic earnings per share - Weighted-average of shares of Common Stock issued and outstanding during the period	470,236,460	21,574,059	372,974,605	19,413,035
Denominator for diluted earnings per share	472,054,080	224,099,059	374,792,225	221,938,035

Net income (loss) per share
Basic	$0.01	$0.07	$0.07	$0.04
Diluted	$0.01	$0.01	$0.07	$0.00

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

TRX Staking

The Company engages primarily in liquid staking activities with JustLend DAO, whereby it stakes its digital assets (TRX tokens) in the JustLend protocol to support network operations and, in return, accrues network rewards. The Company received Staked TRX tokens (“sTRX”) in return for staking TRX. sTRX represents a tokenized version of TRX. These activities do not involve a contract with a customer and therefore are outside the scope of ASC 606, Revenue from Contracts with Customers.

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

The Company’s deferred tax liability at June 30, 2026, consisted primarily of unrealized gains on its investments in digital assets and income derived from staking digital assets calculated using the effective tax rate (21% US rate) equating to approximately $2,253,384. The Company’s deferred tax assets at December 31, 2025 consisted of net operating loss carry forwards calculated using effective tax rates (20% average of China and US rates) equating to $3,253,925, less a valuation allowance in the amount of approximately $3,253,925 for the year ended December 31, 2025.

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

Results of Operations

The following table provides selected financial data about us for the three and six Months ended June 30, 2026 and 2025, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenue
Sales	$1,568,626	$1,342,929	$2,753,301	$2,432,563
Cost of Sales	1,277,979	1,050,726	2,144,413	1,873,825
Gross profit	290,647	292,203	608,888	558,738

Operating expense
General and administrative expenses	826,423	1,036,406	1,741,335	1,950,316

Total operating expenses	826,423	1,036,406	1,741,335	1,950,316
Operating loss	(535,776)	(744,203)	(1,132,447)	(1,391,578)

Other income / (expense)
Unrealized gain on digital asset investment	444,149	2,154,071	21,105,331	2,154,071
Unrealized Income from staking activities	3,348,398	44,769	6,332,428	44,769
Realized gain on digital assets	318,996	-	318,996	-
Interest income	67,194	19,030	149,986	25,325
Interest expense	(11,498)	(5,812)	(24,613)	(11,318)
Total other income (expense)	4,167,239	2,212,058	27,882,128	2,212,847

Net income (loss)	$3,631,463	1,467,855	26,749,681	$821,269

Provision for income tax
Current	-	-	-	-
Deferred	763,607	-	2,253,384	-
Net Income	$2,867,856	$1,467,855	$24,496,297	$821,269

Net (loss) per share:
Basic	$0.01	$0.07	$0.07	$0.04
Fully diluted	$0.01	$0.01	$0.07	$0.00

Weighted average number of shares
Basic	470,236,460	21,574,059	372,974,605	19,413,035
Fully diluted	472,054,080	224,099,059	374,792,225	221,938,035

For the three months ended June 30, 2026 and 2025

Revenues and Cost of Sales

We generated $1,568,626 in revenues for the three months ended June 30, 2026, compared to $1,342,929 revenues for the three months ended June 30, 2025. The increase is primarily due to relative price increases.

Operating Expenses and Other Income

Operating expenses for the three months ended June 30, 2026 and 2025 were $826,423 and $1,036,406, respectively. The operating expenses for the three months ended June 30, 2026, consisted of (i) marketing expense of $26,761, (ii) legal and professional fees of $42,821, (iii) amortization and depreciation of $18,252, (iv) rent and utilities of $75,354, (v) general and administrative expense of $636,877 which included salary and wages of $427,582 and (vi) $26,358 for Nasdaq and other related fees, versus the operating expenses for the three months ended June 30, 2025, consisting of (i) marketing expense of $28,086, (ii) legal and professional fees of $56,298, (iii) amortization and depreciation of $77,970, (iv) rent and utilities of $9,815, (v) general and administrative expense of $523,051 and (vi) $341,186 of stock based compensation.

The Company had an unrealized gain on its digital asset investment of $444,149 due to the increase in market value of the digital asset, unrealized income from digital assets of $3,348,398 from revenue generated from the digital assets, $318,996 realized gain on change of fair value when TRX converted sTRX and net interest income and expense of $55,696.

The Company had deferred income tax expense related to the unrealized gains and income related to its digital assets resulting in a deferred tax provision of $763,607.

Income/Losses

Net income was $2,867,856 for the three months ended June 30, 2026 and $1,467,855 for the three months ended June 30, 2025.

For the six months ended June 30, 2026 and 2025

Revenues and Cost of Sales

We generated $2,753,301 in revenues for the six months ended June 30, 2026 compared to $2,432,563 revenues for the six months ended June 30, 2025. The increase is primarily due to relative price increases.

Operating Expenses and Other Income

Operating expenses for the six months ended June 30, 2026 and 2025 were $1,741,335 and $1,950,316, respectively. The operating expenses for the six months ended June 30, 2026, consisted of (i) marketing expense of $56,368, (ii) legal and professional fees of $72,321, (iii) amortization and depreciation of $36,170, (iv) rent and utilities of $126,660, (v) general and administrative expense of $1,394,786, which included salary and wages of $816,983 and (vi) $55,030 for Nasdaq and other related fees versus the operating expenses for the six months ended June 30, 2025, consisting of (i) marketing expense of $51,208, (ii) legal and professional fees of $254,368, (iii) amortization and depreciation of $159,541, (iv) rent and utilities of $30,138, (v) general and administrative expense of $966,095 and (vi) $488,966 of stock based compensation.

The Company had an unrealized gain on its digital asset investment of $21,105,331 due to the increase in market value of the digital asset, unrealized income from digital assets of $6,332,428 from revenue generated from the digital assets, a $318,996 realized gain on change of fair value when TRX converted sTRX and net interest income and expense of $125,373.

Income/Losses

Net income was $24,496,297 for the six months ended June 30, 2026 and $821,269 for the six months ended June 30, 2025.

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

Liquidity and Capital Resources

As of June 30, 2026, we had approximately $9,495,598 in cash and cash equivalents, a decrease of $959,762 from the $10,455,360 we had as of December 31, 2025. As of June 30, 2026, we had approximately $20,818,562 in working capital, an increase of $9,061,045 from the $11,757,517 we had at December 31, 2025.

Operating Activities:

Net cash used in our operating activities during the six months ended June 30, 2026, totaled $959,762 compared to $165,653 used during the six months ended June 30, 2025.

Financing Activities:

During the six months ended June 30, 2026, the Company had no cash based financing activities; however on December 24, 2025, the Company entered into a Stock Purchase Agreement (the “Black Anthem SPA”) for the purchase of 13,067,151 shares of our restricted common stock with Black Anthem Limited, which is owned by Justin Sun, for $18,000,000 payable in USDT (Tether) stablecoins. The $18,000,000 was accounted for as a Subscription Receivable and Common Stock Payable at December 31, 2025.

On January 6, 2026, the Company entered into the BGDL Token S&P Agreement with BGDL, under the terms of which the Company agrees to purchase $18,000,000 worth of TRX tokens from BGDL using a dollar-cost averaging mechanism over a 360-day period commencing January 22, 2026.

On January 8, 2026, the Black Anthem SPA closed, at which time, $18 million USDT (Tether) stablecoins were delivered to BGDL representing a prepayment on the purchase of the TRX tokens. During the six months ended June 30, 2026, the Company purchased a total of approximately 25,350,215 TRX tokens with an aggregate price of $7,950,000 under the BGDL Token S&P Agreement. At June 30, 2026, the balance of the prepayment was $10,050,000.

During the six months ended June 30, 2025, the Company had net cash provided by financing activities totaling $4,111,422 consisting of: (i) $4,267,344 net proceeds from a private placement for the purchase of Series A Preferred Stock and related conversion into common stock; (ii) the exercise of 645,000 options for $344,007; (iii) a $500,000 payment on a promissory note; and (iv) $71 from the exercise of pre-funded warrants.

In addition to the cash used as described above, the Company entered into a Securities Purchase Agreement under the terms of which the Company received $100,000,000 in digital assets and issued 100,000 shares of its Series B Preferred Stock convertible into 200,000,000 shares of common stock and warrants convertible into 220,000,000 shares of the Company’s common stock with an exercise price of $0.50 per share in return for the issuance of 100,000 Series B Preferred shares. In August 2025, the 220,000,000 warrants were exercised with the payment of $110,000,000 in digital assets for 220,000,000 shares of the Company’s common stock. In April 2026, the Series B Preferred Stock was converted into 200,000,000 shares of the Company’s common stock.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the three and six Months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Tron Inc.

/s/ Richard Miller
Richard Miller
Dated: August 11, 2026	Chief Executive Officer (Principal Executive Officer)

