Form 10-Q
period 2026-09-30
Tron Inc.
filed 2026-11-06
CIK 1956744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 6, 2026, there were 474,432,064 shares of the registrant’s common stock outstanding.

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

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors” below, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We file reports with the Securities and Exchange Commission (“SEC”). The public can read and copy any materials we file with the SEC at the SEC’s website (www.sec.gov), which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

3

Item 1. Financial Statements

TRON INC.

Tron Inc.

Consolidated Balance Sheets

As of September 30, 2026 and December 31, 2025

	September 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)
Assets
Cash	$8,576,619	$10,455,360
Accounts receivable	1,205,581	671,779
Inventory	517,945	704,171
Prepaid expenses and deposits	821,614	511,615
Prepayment for Digital Asset Purchases, due from an Affiliate	5,450,000	-
Other current assets	111,580	67,340
Total current assets	16,683,339	12,410,265

Investment in Digital Assets– held in Treasury Wallet set up by an Affiliate and Node Wallet	257,781,675	198,078,155
Investment in Gameverse Interactive Corp	190,500	190,500
Right of Use asset (ROU)	515,450	682,286
Fixed assets, net of depreciation	37,685	71,877
Total assets	$275,208,649	$211,433,083

Liabilities
Accounts Payable	$171,354	$142,866
Accrued and other liabilities	527,667	289,676
Current portion of ROU liability	236,995	220,206
Total Current Liabilities	936,016	652,748

Deferred tax liability	6,226,015
ROU liability	284,586	464,100
Total Liabilities	7,446,617	1,116,848

Shareholders’ Equity
Preferred Stock Series B, no shares outstanding at September 30, 2026 and 100,000 shares outstanding at December 31, 2025	-	10
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 474,432,064 and 261,314,913 issued and outstanding at September 30, 2026 and December 31, 2025, respectively	47,444	26,132
Additional paid-in capital	250,483,299	232,476,601
Accumulated earnings (deficit)	16,909,289	(22,508,508)
Common Stock Payable	322,000	18,322,000
Subscription Receivable	-	(18,000,000)
Total Shareholders’ Equity	267,762,032	210,316,235
Total Liabilities and Shareholders’ Equity	$275,208,649	$211,433,083

The accompanying notes are an integral part of these financial statements.

Tron Inc.

Consolidated Statements of Operations

For the Three and Nine Months ended September 30, 2026 and 2025

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenue
Sales	$1,187,490	$1,104,293	$3,940,791	$3,536,856
Cost of Sales	813,295	806,395	2,957,708	2,680,220
Gross profit	374,195	297,898	983,083	856,636

Operating expense
General and administrative expenses	947,549	954,646	2,688,884	2,904,962

Total operating expenses	947,549	954,646	2,688,884	2,904,962
Operating loss	(573,354)	(656,748)	(1,705,801)	(2,048,326)

Other income / (expense)
Unrealized gain on digital asset investment	16,325,956	13,959,967	37,431,287	16,114,038
Unrealized Income from staking activities	3,180,424	2,258,770	9,512,852	2,303,539
Realized (loss) gain on digital assets	(106,228)	-	212,768	-
Interest income	77,811	71,497	227,797	96,822
Interest expense	(10,478)	(4,710)	(35,091)	(16,028)
Total other income	19,467,485	16,285,524	47,349,613	18,498,371

Net income before income taxes	$18,894,131	$15,628,776	$45,643,812	$16,450,045

Provision for income tax
Current	-	-	-	-
Deferred	3,972,631	3,454,510	6,226,015	3,454,510
Net Income	$14,921,500	$12,174,266	$39,417,797	$12,995,535

Net Income per share:
Basic	$0.03	$0.11	$0.10	$0.27
Fully diluted	$0.03	$0.04	$0.10	$0.05

Weighted average number of shares
Basic	474,402,716	110,045,018	407,387,302	48,948,051
Fully diluted	476,167,716	317,763,232	409,152,302	256,666,265

The accompanying notes are an integral part of these financial statements.

Tron Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the Three and Nine Months ended September 30, 2026 and 2025

(Unaudited)

	Series A		Series B				Common	Additional
	Preferred Stock		Preferred Stock		Common Stock		Stock	Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Deficits	Total

Balance December 31, 2024		$-	-	$-	15,956,477	$1,596	$790,998	$10,195,598	$(5,697,241)	$5,290,951

Exercise of Pre Funded warrants					712,133	71	(452,748)	452,748	-	71
Common stock issued for investment in Gameverse					500,000	50	-	190,450	-	190,500
Stock issued for services					75,000	8	(16,250)	44,387	-	28,145
Fair value of Options granted to Directors								119,635	-	119,635

Net loss three months ended 03/31/25									(646,586)	(646,586)

Balance, March 31, 2025		-	-	-	17,243,610	1,725	322,000	11,002,818	(6,343,827)	4,982,716

Series A Preferred stock issued in private placement	5,000	-						4,591,392		4,591,392
Series A Preferred stock conversion into common stock	(5,000)	-			9,518,571	952				952
Series B preferred shares issued for fair value of tokens received in private placement			100,000	10				99,674,990		99,675,000
Exercise of options					645,000	64		343,943		344,007
Exercise of cashless warrants					18,802	2		(2)		-
Fair value of Options granted to Directors								341,186		341,186
Waiver of interest on related party Note								41,877		41,877
Net income three months ended 06/30/25	-	-	-	-	-	-	-	-	1,467,855	1,467,855
Balance, June 30, 2025	-	$-	100,000	$10	27,425,983	$2,743	$322,000	$115,996,204	$(4,875,972)	$111,444,985
Warrants exercised using cash					8,928,571	893		5,802,678		5,803,571
Stock options exercised for cash					625,000	62		351,938		352,000
Stock options exercised cashless					135,846	14		(14)		-
Warrant exercised using tokens					220,000,000	22,000		109,978,000		110,000,000
Net income three months ended 09/30/25	-	-	-	-	-	-	-	-	12,174,266	12,174,266
Balance, September 30, 2025	-	$-	100,000	$10	257,115,400	$25,712	$322,000	$232,128,806	$7,298,294	$239,774,822

	Series B				Common		Additional
	Preferred Stock		Common Stock		Stock	Subscription	Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Payable	Receivable	Capital	Deficits	Total
Balance, December 31, 2025	100,000	$10	261,314,913	$26,132	$18,322,000	$(18,000,000)	$232,476,601	$(22,508,508)	$210,316,235
Issuance of Black Anthem common stock, a related party	-	-	13,067,151	1,307	(18,000,000)	18,000,000	17,998,693	-	18,000,000

Net income for the Three Months ended March 31, 2026								21,628,441	21,628,441
Balance, March 31, 2026	100,000	$10	274,382,064	$27,439	$322,000	$-	$250,475,294	$(880,067)	$249,944,676

Issuance for the Bravemorning Ltd conversion of Series B Preferred stock into common stock, a related party	(100,000)	(10)	200,000,000	20,000	-	-	(19,990)	-	-

Net income for the Three Months ended June 30, 2026	-	-	-	-	-	-	-	2,867,856	2,867,856

Balance, June 30, 2026	-	$-	474,382,064	$47,439	$322,000	$-	$250,455,304	$1,987,789	$252,812,532
Exercise of options	-	-	50,000	5	-	-	27,995	-	28,000

Net income for the Three Months ended September 30, 2026	-	-	-	-	-	-	-	14,921,500	14,921,500

Balance, September 30, 2026	-	$-	474,432,064	$47,444	$322,000	$-	$250,483,299	$16,909,289	$267,762,032

The accompanying notes are an integral part of these financial statements.

Tron Inc.

Consolidated Statement of Cash Flows

For the Nine Months ended September 30, 2026 and 2025

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net Income	$39,417,797	$12,995,535
Adjustment to reconcile net income to operating activities
Unrealized gain on digital asset investment	(37,431,287)	(16,114,038)
Unrealized income from staking activities	(9,512,852)	(2,303,539)
Realized gain on digital assets	(212,768)
Common stock issued for services	-	28,145
Fair value of Officer, Director and Employee options	-	460,821
Depreciation and amortization	44,221	176,132
Changes in operating assets and liabilities:
Accounts receivable	(533,802)	262,855
Inventory	186,226	66,207
Prepaid expenses	(309,999)	(178,792)
Accounts payable	31,876	(47,785)
Accrued expenses	237,991	208,224
Other assets	(50,159)	(23,960)
Deferred tax liability	6,226,015	3,454,510
Net cash used in operating activities	(1,906,741)	(1,015,685)

Cash flows from investing activities	-	-

Financing activities:
Private placement	-	4,592,344
Payment on promissory note	-	(500,000)
Expenses related to sale of preferred stock	-	(325,000)
Exercise of warrants using cash	-	5,803,571
Exercise of pre-funded warrants	-	71
Exercise of stock options	28,000	696,007
Cash provided by financing activities	28,000	10,266,993

Net (decrease) increase in cash and cash equivalents	(1,878,741)	9,251,308

Cash and cash equivalents at the beginning of the period	10,455,360	1,352,373

Cash and cash equivalents at the end of the period	$8,576,619	$10,603,681

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
NON CASH INFORMATION
Stock issued for Gameverse shares	$-	$190,500
Stock issued from Stock Payable – prefunded warrants	$-	$452,748
Waiver of accrued interest on related party note	$-	$41,877
Stock issued from Stock Payable	$18,000,000	$16,250
Cashless exercise of warrants	$-	$16
Fair value of preferred shares issued for digital assets	$-	$100,000,000
TRX Tokens purchased with stablecoins	$12,550,000	$-
Conversion of Series B Preferred Stock into common stock, a related party	$20,000	$-
Warrant exercised for Common Stock using token	$-	$110,000,000
Series A Preferred Stock conversion to common stock	$-	$952
Establish Right of Use asset and liability	$-	$753,564

The accompanying notes are an integral part of these financial statements.

Tron Inc.

Notes to Financial Statements

For the Three and Nine Months ended

September 30, 2026 and 2025

(Unaudited)

Note 1 - Organization and Business Operations

Tron Inc. (formerly SRM Entertainment, Inc.) is a Nevada corporation, listed and traded on NASDAQ, headquartered in Florida and was incorporated on April 22, 2022. SRM Entertainment Limited (“SRM Ltd”), a wholly-owned subsidiary, is a limited company incorporated in Hong Kong, on January 23, 1981. On August 7, 2026, Tron International Limited (“Tron International”) was incorporated in Hong Kong and is a wholly owned subsidiary of Tron Inc.. Tron Matrix Limited (“Tron Matrix”) is a wholly owned subsidiary of Tron International and is an exempted company incorporated in the Cayman Islands on August 14, 2026. Tron Inc. and its consolidated subsidiaries are collectively referred to as the Company.

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

3. Single Reportable Segment Entities: Public entities with a single reportable segment are explicitly required to provide all segment disclosures mandated by ASC 280, including those introduced by ASU 2023-07. This clarification ensures that users receive comprehensive information about the entity’s operations and performance.

4. Disclosure of CODM Information: Entities must disclose the title and position of the CODM and explain how the CODM uses the reported measure(s) of segment profit or loss in assessing performance and allocating resources.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of September 30, 2026 and December 31, 2025.

Accounts Receivable and Credit Risk

Accounts receivable are generated from sales of the Company’s products. The Company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. For the nine months ended September 30, 2026 and year ended December 31, 2025, the Company did not recognize any allowance for doubtful collections.

Inventory

Inventories are stated at the lower of cost or net realizable value. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. Inventory is based upon the average cost method of accounting.

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

Digital Assets Held in Treasury Wallet Set Up by an Affiliate and Node Wallet – Treasury Holdings

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

Net Income Per Share of Common Stock

Net income per share of Common Stock is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income per share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share assume the conversion, exercise or issuance of all Common Stock instruments such as options, warrants, convertible securities and preferred stock, unless the effect is to reduce a loss or increase earnings per share. As such, options, warrants, convertible securities, and preferred stock are not considered in the calculations for the fully diluted shares.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Numerator:
Net income	$14,921,500	$12,174,266	$39,417,797	$12,995,535

Denominator:
Denominator for basic earnings per share - Weighted-average of shares of Common Stock issued and outstanding during the period	474,402,716	110,045,018	407,387,302	48,948,051
Denominator for diluted earnings per share	476,167,716	317,763,232	409,152,302	256,666,265

Net income per share
Basic	$0.03	$0.11	$0.10	$0.27
Diluted	$0.03	$0.04	$0.10	$0.05

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

Foreign Currency Translation

Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the period. Equity accounts are translated at historical exchange rates. Gains and losses from foreign currency transactions and translation for the nine months ended September 30, 2026 and year ended December 31, 2025, and the cumulative translation gains and losses as of September 30, 2026 and December 31, 2025 were not material.

Stock Based Compensation

The Company recognizes compensation costs to employees under FASB Accounting Standards Codification 718 “Compensation - Stock Compensation” (“ASC 718”). Compensation cost is measured on the date of grant at fair value, and if applicable, amortized over the respective vesting periods.

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

The Company’s deferred tax liability at September 30, 2026, consists primarily of unrealized market gains and rewards derived from staking the Company’s Digital Assets, offset by operating loss carry forwards calculated using statutory tax rates (21.0% for US and 16.5% for Hong Kong) equating to approximately $6,226,015.

The Company’s deferred tax asset at December 31, 2025 consists of net operating loss carry forwards calculated using statutory tax rates (21.0% for US and 16.5% for Hong Kong) equating to approximately $3,253,925, less a valuation allowance in the amount of approximately $3,253,925. Due to the Company’s lack of earnings history, the deferred tax asset was fully offset by a valuation allowance in the year ended December 31, 2025.

Segment Reporting

The CODM (our CEO, Richard Miller) reviews the financial performance of each of the Company’s segments using segment gross profit (loss) and makes decisions regarding resource allocation on that basis. Accordingly, the Company has two operating segments in accordance with Accounting Standards Codification (ASC) 280, Segment Reporting. The Company’s businesses are (i) the design, manufacture, and sale of toys to premier theme parks. Revenues from external customers are derived from e-commerce, distributors, and direct to retail consumers and (ii) a Digital Asset Treasury Strategy using TRX tokens.

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

Note 3 – Inventory

At September 30, 2026, and December 31, 2025, the Company had inventory consisting of finished goods of $517,945 and $704,171, respectively.

Note 4 - Accounts Receivable

At September 30, 2026, and December 31, 2025, the Company had accounts receivable of $1,205,581 and $671,779, respectively.

Note 5 – Prepaid Expenses

The balance of prepaid expenses at September 30, 2026, was $821,614, consisting of deposits on orders of $221,465, prepaid insurance of $165,417, prepaid ATM offering expenses of $202,578, and other prepaid expenses of $129,819 and security deposits of $102,335. At December 31, 2025, the Company had a total of $511,615 in prepaid expenses, consisting of deposits on orders of $156,365, prepaid insurance of $152,470, other expenses of $100,445 and security deposits of $102,335.

Note 6 - Investment in digital assets – held in Treasury Wallet set up by an Affiliate and Node Wallet

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

During the nine months ended September 30, 2026, the Company purchased approximately 39,117,189 TRX tokens with an aggregate price of $12,550,000 under the BGDL Token S&P Agreement. As of September 30, 2026, the 30,217,000 tokens have been staked, through JustLend, in return for approximately 23,246,418 sTRX, a liquid staking token, which represents a tokenized version of TRX.

The initial $18,000,000 was recorded as a prepayment for Digital Asset purchases. At September 30, 2026, the balance of the prepayment was $5,450,000.

The following table presents the roll-forward of the fair value of our digital assets for the nine months ended September 30, 2026, and year ended December 31, 2025, based on the fair value model under ASU-2023-08:

	Fair Value
	TRX	sTRX
Balance, December 31, 2024	$-	$-
Preferred stock sale paid with TRX tokens	100,000,000	-
Warrant exercise paid with TRX tokens	110,000,000	-
Staking Transactions	(207,864,661)	207,864,661
Unrealized income from staking TRX	-	5,437,403
Unrealized change in fair value	-	(15,223,891)
Realized (loss) from TRX to sTRX conversion	(2,135,357)	-
Other income (loss)	25	(25)
Balance, December 31, 2025	$7	$198,078,148
Purchase of TRX tokens using USDT Stablecoins	12,550,000	-
Unrealized gain (loss) in fair value	3,949	37,427,338
Staking transactions	(9,763,719)	9,763,719
Realized gain from TRX to sTRX conversion	212,768	-
Unrealized income from staking TRX	-	9,512,852
Other income (loss)	(3,500)	113
Balance, September 30, 2026	$2,999,505	$254,782,170

The following table presents the Company’s Digital Asset holdings as of September 30, 2026, and December 31, 2025:

September 30, 2026	Quantity	Cost Basis	Fair Value
TRX tokens	8,890,055	$2,995,519	$2,999,505
sTRX tokens	572,923,310	217,628,381	254,782,170
		$220,623,900	$257,781,675

December 31, 2025	Quantity	Cost Basis	Fair Value
TRX tokens	94	$29	$7
sTRX tokens	549,676,892	207,864,661	198,078,148
		$207,864,690	$198,078,155

As a result of our directors’ affiliations, potential conflicts may arise from the following relationships:

● we engaged BiT Global Trust Limited (“BGTL”), a licensed Trust or Company Service Provider and registered trust company in Hong Kong, to set up and be the custodian of the Treasury Wallet. One of our directors, Mr. Zhihong Liu (“Mr. Liu”), is one of the directors of BGTL, and

● some of our directors have certain ties with the TRON blockchain ecosystem. For example, Weike Sun is the father of Justin Sun, the founder of TRON. Mr. Liu has been the senior advisor to Tron DAO since 2021. One of our directors, Mr. Zi Yang, holds senior positions for Tronscan, the official blockchain explorer for Tron protocol, and

● currently our TRX tokens are “staked” on JustLend, a decentralized finance (DeFi) protocol, in exchange for sTRX tokens. An sTRX token is a derivative token that represents the “staked” TRX tokens, which can automatically generate yield for the token holders. JustLend, despite being a DeFi protocol, may be considered a related party due to its significant dependency on the TRON ecosystem.

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

Note 7 – Fair Value Measurements

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

The following tables present the Company’s digital assets that are measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets as of September 30, 2026, and December 31, 2025. Private equity investments accounted for under the ASC 321 measurement alternative are not measured at fair value on a recurring basis and are presented separately below.

	Fair Value
September 30, 2026	Balance	Quoted Prices in Active Markets Level (1)	Significant Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)

TRX tokens	$2,999,505	$2,999,505	$-	$-
sTRX tokens	254,782,170	-	254,782,170	-
Total	$257,781,675	$2,999,505	$254,782,170	$-

December 31, 2025

TRX tokens	$7	$7	$-	$-
sTRX tokens	198,078,148	-	198,078,148	-
Total	$198,078,155	$7	$198,078,148	$-

Note 8 - Investment in Gameverse Interactive Corp

On January 24, 2025, the Company entered into a Securities Purchase Agreement with Gameverse Interactive Corp, a video game developer (“Gameverse”) under the terms of which, the Company exchanged 500,000 shares of its restricted common stock for 132,000 shares of restricted common stock of Gameverse. The fair value of $190,500 was determined using the closing price of the Company’ common stock on the date of the agreement. There have been no changes to this investment during the nine months ended September 30, 2026.

Note 9 – Fixed Assets and Other Assets

At September 30, 2026, and December 31, 2025, the Company had fixed assets totaling $37,685 and $71,877, net of accumulated depreciation of $118,875 and $74,653, respectively, as follows:

	2026	2025
Fixed Asset
Tooling and Molds	$135,275	$125,245
Computer equipment and software	21,285	21,285
	156,560	146,530
Accumulated depreciation	(118,875)	(74,653)
	$37,685	$71,877

At September 30, 2026, and December 31, 2025, other assets consisting primarily of non-depreciable molds totaling $111,580 and $67,340, respectively.

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

At September 30, 2026, the Company had net income before income tax of $45,643,812. Pre-tax income subject to U.S. federal taxation was $45,652,206, due to $8,394 of operating expenses attributable to offshore operations for which no U.S. tax benefit was recognized. The taxable pre-tax income totaled $45,652,206 consisting of $47,156,907 unrealized gains and income and a loss from operations and net interest income of $1,504,701 along with approximately $16,164,681 of net operating losses (“NOLs”) consisting of unrealized losses from its Digital Assets and operating loss carryforwards, resulting in a deferred tax liability of $6,226,015.

The following table sets forth the provision for income tax and related tax rate reconciliation for the nine months ended September 30, 2026:

	Amount	Rate
Income tax at statutory rate	$9,592,732	21.0%
Benefit of NOL	(3,366,717)	(7.4)%
Income tax expense	$6,226,015	13.6%

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

As of September 30, 2026 and December 31, 2025, there were no shares of Series A Preferred Stock issued and outstanding; however, during May 2025, the Company entered into a Securities Purchase Agreement (the “May PIPE”) under the terms of which, the Company issued 5,000 Series A Preferred shares convertible into 8,928,571 shares of common stock for gross proceeds of $5,000,000 ($4,591,392 net of expenses). During June 2025, the 5,000 shares were converted into 8,928,571 shares of the Company’s common stock.

On June 16, 2025, the Company entered into a Securities Purchase Agreement under the terms of which the Company received $100,000,000 in digital assets and issued 100,000 shares of its Series B Preferred Stock convertible into 200,000,000 shares of common stock and warrants convertible into 220,000,000 shares of the Company’s common stock with an exercise price of $0.50 per share in return for the issuance of 100,000 Series B Preferred shares. The stated value of the Series B Preferred Stock is $1,000 per share. The digital assets purchase is described more fully in Note 6 above. In connection with this transaction the Company incurred a total of $325,000 in legal expense, which has been netted against the $100,000,000 in additional paid-in-capital.

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

The issuances of the Series B Preferred Stock in the related transactions resulted in a change of control of the Company.

On April 2, 2026, Bravemorning Limited, a related party, exercised its right to convert 100,000 shares of its Series B Convertible Preferred Stock, par value $0.0001 per share, into 200,000,000 shares of the Company’s Common Stock.

At September 30, 2026, the Company had no Preferred Stock issued or outstanding.

Common Stock – As described above, the Company has 1,000,000,000 shares of Common Stock, par value $0.0001 authorized. At September 30, 2026 and December 31, 2025, the Company had 474,432,064 and 261,314,913 shares, respectively, of its issued and outstanding common stock.

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

Three and Nine Months ended September 30, 2026, issuance included:

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

The Company issued 50,000 shares of its common stock for the exercise of stock options. Proceeds from the exercises total $28,000.

At September 30, 2026, the Company had 474,432,064 shares of its common stock issued and outstanding.

Common Stock Payable - At September 30, 2026 and December 31, 2025, the Company had a balance of $322,000 and $18,322,000, respectively, of common stock payable.

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

The balance of Common Stock Payable at December 31, 2025, was $18,322,000.

Activity for the nine months ended September 30, 2026, included the following:

The issuance of 13,067,151 shares of its common stock in connection with a Securities Purchase Agreement with Black Anthem Limited, a related party, valued at $18,000,000. See Note 6. Investment in digital assets – held in Treasury Wallet set up by an Affiliate and Node Wallet.

The balance of Common Stock Payable at September 30, 2026, was $322,000.

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

During nine month ended September 30, 2026 and the year ended December 31, 2025, the Company issued 50,000 and 1,320,000 shares of common stock, respectively, upon the exercise of stock options, generating total proceeds of $28,000 and $696,007, respectively. At September 30, 2026, and December 31, 2025, the Company had a total of 1,765,000 and 1,815,000 unexercised options with an average exercise price of $0.99 and $0.98 per share, respectively.

The following table sets forth the option activity for the nine months ended September 30, 2026, and year ended December 31, 2025:

Balance, December 31, 2024	1,110,000
Options granted	2,025,000
Options exercised	(1,320,000)
Balance December 31, 2025	1,815,000
Options granted	-
Options exercised	(50,000)
Balance, September 30, 2026	1,765,000

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

On June 16, 2025, the Company entered into a Securities Purchase Agreement (the “June Securities Purchase Agreement”) with Bravemorning Limited for a private investment in public equity (the “June PIPE Offering”) of 100,000 shares of its Series B Convertible Preferred Stock par value $0.0001 per share (the “Series B Preferred Stock”), convertible into 200,000,000 shares of common stock, par value $0.0001 (the “Common Stock”), at a conversion price of $0.50 per share of Common Stock, and warrants (the “June PIPE Warrants”) to acquire up to 220,000,000 shares of Common Stock. The June PIPE Warrants issued in the June PIPE Offering are exercisable immediately upon issuance at an exercise price of $0.50 per share and will expire two years from the date of issuance. The 100,000 shares of Series B Preferred Stock are referred to herein as the “Preferred Stock Shares”.

During June 2025, certain underwriter representatives exercised 47,380 warrants on a cashless basis for the issuance of 18,802 shares of the Company’s common stock.

There were no warrants issued or exercised during the nine months ended September 30, 2026.

The following table sets forth the Warrant activity for the nine months ended September 30, 2026 and year ended December 31, 2025:

Balance, December 31, 2024	150,000
Exercise of underwriter warrants	(47,380)
Cashless exercise of consultant warrants	(100,000)
May PIPE Warrants	8,928,571
Placement Warrants	535,715
American Venture Warrants	5,360,000
Exercise of the May PIPE Warrants	(8,928,571)
Exercise of Placement Warrants	(535,715)
Exercise of American Venture Warrants	(5,360,000)
June PIPE Warrants, related party	220,000,000
Exercise of the June PIPE Warrants, related party	(220,000,000)
Balance, December 31, 2025	2,620
Warrants issued	-
Warrants exercised	-
Balance, September, 2026	2,620

Note 14 - Segment Reporting

The Company has two reportable segments: (i) the toy business consisting of design, development and manufacture (through third parties) of toys and souvenir items and (ii) digital assets, consisting of investing for growth in the appreciation of the asset and staking the tokens to produce income to the Company.

Gross profit (loss) is the segment performance measure the CODM uses to assess the Company’s reportable segments.

The toys and souvenir items (“Products”) generate revenue from the sale of the Products to theme parks and entertainment venues and direct sales through Amazon and other direct channels. Cost of revenue consists primarily of direct manufacturing costs and freight and shipping.

The digital assets have nominal costs associated with income generated through staking.

The following table presents segment revenue and segment gross profit for the three and nine Months ended September 30, 2026 and 2025 reviewed by the CODM:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenue from Toy sales	$1,187,490	$1,104,293	$3,940,791	$3,536,856
Cost of sales	813,295	806,395	2,957,708	2,680,220
Gross profit	374,195	297,898	983,083	856,636

Income from digital assets
Unrealized gain on digital assets	16,325,956	13,959,967	37,431,287	16,114,038
Unrealized income from staking activities	3,180,424	2,258,770	9,512,852	2,303,539
Realized (loss) gain from TRX to sTRX conversion	(106,228)	-	212,768	-
Total income from digital assets	19,400,152	16,218,737	47,156,907	18,417,577

Operating (expenses)	(947,549)	(954,646)	(2,688,884)	(2,904,962)
Net interest income	67,333	66,787	192,706	80,794
Net income before taxes	18,894,131	15,628,776	45,643,812	16,450,045
Deferred income tax	3,972,631	3,454,510	6,226,015	3,454,510
Net income	$14,921,500	$12,174,266	$39,417,797	$12,995,535

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

Under the new standard for lease reporting, the Company recorded a Right of Use Asset (“ROU”) and an offsetting lease liability of $753,564 representing the present value of the future payments under the lease calculated using a 7.5% discount rate. The ROU and lease liability are amortized over the three-year life of the lease. The unamortized balances at September 30, 2026 and December 31, 2025 were ROU asset of $515,450 and $682,286, current portion of the lease liability of $236,995 and $220,206 and non-current portion of lease liability of $284,586 and $464,100, respectively.

Additionally, the Company recognized accreted interest expense of $34,476 and $18,194 and rent expense of $161,697 and $71,278 for the lease during the nine months ended September 30, 2026 and year ended December 31, 2025 respectively.

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

Note 17 – Subsequent Events

On October 14, 2026, the company entered into an At-the-Market (“ATM”) Sales Agreement under which we may sell shares of our common stock having an aggregate offering price of up to $200 million. As of the date hereof, the Company had not issued or sold any shares of common stock under the ATM program, and $200 million remained available for issuance thereunder.

On October 18, 2026, the Company (via its wholly owned subsidiaries) was successfully elected as one of the 27 Super Representative (“SR”) nodes on the TRON network, with a designated validator wallet (“Node Wallet”) serving as the operational address for the node, enabling participation in block production, transaction validation, and on-chain governance. As of the date hereof, the Company’s Super Representative (SR) node is one of the top ranked SRs. As an SR, the Company will receive rewards for production of blocks on the blockchain and voting, which will be accounted for as other income.

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

Tron Inc. is a Nevada corporation and was incorporated on April 22, 2022. SRM Entertainment Limited (“SRM Ltd”), a wholly owned subsidiary, is a limited company incorporated in the Hong Kong Special Administrative Region of the People’s Republic of China on January 23, 1981, and was acquired by the Company on August 14, 2023. On August 7, 2026, Tron International Limited (“Tron International”) was incorporated in Hong Kong and is a wholly owned subsidiary of Tron Inc.. Tron Matrix Limited is a wholly owned subsidiary of Tron International and is an exempted company incorporated in the Cayman Islands on August 14, 2026. These offshore entities were formed to conduct blockchain network operations, operating a Super Representative (“SR”) node on the TRON network.

On June 16, 2025, we entered into a Securities Purchase Agreement (the “June Securities Purchase Agreement”) with Bravemorning Limited, a British Virgin Islands business company and related party. Under the terms of the June Securities Purchase Agreement, the Company sold at the price of $100,000,000: (i) 100,000 shares of its Series B Preferred Stock Shares convertible into 200,000,000 shares of the Company’s common stock (the “Series B Preferred Stock”) and (ii) warrants to purchase up to 220,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share (the “June Pipe Warrants”). On August 27, 2025, Bravemorning acquired 220,000,000 shares of the Company’s common stock, par value $0.0001 (the “Common Stock”), via its exercise of the June Pipe Warrants with total dollar amount of $110,000,000, and upon such acquisition, Bravemorning became the owner of approximately 86.6% of the Company’s outstanding shares of Common Stock. Mr. Weike Sun, who is a director of the Company, is the sole shareholder of Bravemorning. Upon the exercise of the June Pipe Warrants, Bravemorning held 220,000,000 shares of the Company’s common stock and along with the conversion of the 100,000 Preferred Stock Shares into 200,000,000 shares of Common Stock, Bravemorning’s ownership of Common Stock represented voting power of approximately 92.5%. Subsequently, the Company issued 13,067,151 shares of its common stock to Black Anthem Ltd (see below) therefore reducing Bravemorning’s voting power. As of September 30, 2026, Bravemorning holds the voting power of approximately 88.5%. These moves reflect the Company’s broader strategic transformation and its commitment to aligning more closely with the TRON blockchain ecosystem, following the launch of its Tron-focused treasury strategy. The Company’s ticker change to “TRON” reinforces its brand identity and positions it as a key corporate player in the rapidly evolving blockchain and digital asset economy.

On December 24, 2025, the Company entered into a Stock Purchase Agreement for the purchase of $18,000,000 of our restricted common stock with Black Anthem Limited owned by Justin Sun and payable in USDT (Tether) stablecoins (the “December SPA”). The transaction closed on January 8, 2026, at which time, $18 million USDT (Tether) stablecoins were transferred to the Treasury Wallet (as defined below) and 13,067,151 shares of the Company’s common stock were issued to Black Anthem. Additionally, the Company entered into a token sale and purchase agreement (“BGDL Token S&P Agreement”) with BiT Global Digital Limited, a British Virgin Islands Business Company, dated January 6, 2026, under which the Company is purchasing $18,000,000 worth of TRX tokens from BGDL using a dollar-cost averaging mechanism over a 360-day period commencing January 22, 2026, as follows:

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

During the nine months ended September 30, 2026, the Company purchased a total of approximately 39,117,189 TRX tokens with an aggregate price of $12,550,000 under the BGDL Token S&P Agreement.

Additionally, the Company publishes daily updates regarding its TRX treasury acquisitions in connection with the BGDL Token S&P Agreement through its public communications channels and provides a link to the designated on-chain treasury wallet for real-time verification.

The initial $18,000,000 was recorded as a prepayment for Digital Asset purchases. At September 30, 2026, the balance of the prepayment was $5,450,000.

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

The TRX token is the native token of the TRON blockchain, and is one of the largest non-stablecoin crypto tokens globally by market capitalization. The Company’s plan is to accumulate and hold TRX tokens in its treasury and stake substantially all TRX tokens to earn yield. The Company has been engaging primarily in liquid staking activities by staking TRX tokens in its treasury through JustLend DAO, the leading decentralized finance (“DeFi”) protocol on the TRON blockchain, whereby it stakes its digital assets (TRX tokens) into the JustLend protocol to support network operations and, in return, accrues network rewards. The JustLend platform generates yield through a combination of standard staking rewards (i.e. token rewards derived from delegating to super representative nodes) and “energy” rental income on the TRON blockchain (i.e. renting to other users the idle TRON “energy” resources entitled by TRX staking).

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

On August 13, 2026, the Company announced its intention to pursue Super Representative (“SR”) status within the TRON blockchain network. As of September 30, 2026, the Company’s pursuit of SR status was in the strategic planning phase, and no material commitments or capital expenditures were incurred during the nine months ended September 30, 2026. Effective October 18, 2026, the Company (via its wholly owned subsidiaries) was elected one of the 27 SR nodes on the TRON network, with a designated validator wallet (“Node Wallet”) serving as the operational address for the node. As of the date hereof, the company’s SR node is one of the top ranked SRs. As an SR, the Company will receive rewards for production of blocks on the blockchain and voting, which will be accounted for as other income.

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

Through years of development, TRON blockchain has been uniquely positioned as the dominant settlement protocol for on-chain stablecoin payment. As of November 6, 2026, TRON had over 412 million in total user wallets globally, hosting approximately 94 billion in TRC-20 USDT (Tether) accounting for over half of total USDT supply.

TRON block generation is secured and validated by a diverse group of super representative nodes globally including major industry players. On October 18, 2026, the Company (via its wholly owned subsidiaries) was successfully elected as one of the 27 SR nodes on the TRON network, enabling participation in block production, transaction validation, and on-chain governance.

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

The TRX token is the native token of the TRON blockchain, and it serves as the utility token for various scenarios. The staked TRX token (sTRX) is a derivative token issued by the JustLend DAO protocol that represents the “staked” TRX tokens, and provides holders exposure to automatically accruing yield through standard TRX staking rewards and energy renting. Users can obtain sTRX tokens by staking TRX tokens on JustLend. The sTRX token is not fixed at a 1:1 conversion ratio with the TRX token; instead, the number of TRX tokens which can be exchanged from one sTRX token increases over time as rewards accumulate in the overall pool of staked tokens. As the voting rewards and energy rent accrue, the conversion ratio of the TRX token to the sTRX token increases gradually, so that the number of TRX tokens which can be obtained by users by unstaking and swapping from sTRX tokens back to TRX tokens increases accordingly. By holding sTRX tokens, the Company is able to accrue enhanced yields from both standard TRX staking and energy rental. For the avoidance of doubt, the sTRX token does not generate discrete staking rewards. Instead, the economic benefit of staking is reflected through a floating conversion rate between TRX and sTRX, which increases over time based on accrued protocol rewards. For comparison, the TRX token remains the native token of the TRON blockchain, and which can be used directly for transaction fee payments and community governance; whereas the sTRX token functions as a staking and yield-bearing certificate. On June 28, 2025, August 28, 2025, April 5, 2026 and August 1, 2026, 365,096,800, 312,500,000, 12,487,000 and 17,730,000 TRX tokens were converted into approximately 297,543,246, 252,133,646, 9,700,149, and 13,546,269 sTRX tokens respectively, based on the real-time conversion ratio according to the JustLend webpage. According to the JustLend DAO documentation, users who unstake their sTRX must wait 14 days before they can withdraw the unstaked TRX by clicking “Withdraw” on the same page.

As of the date hereof, other than the BGDL Token S&P Agreement, the Company does not have any material agreements with counterparties relating to the purchase or sale of TRX tokens. To date, the TRX tokens held in the Company’s treasury were received (i) as payment in kind from the Company’s controlling shareholder in connection with the issuance of Series B Preferred Stock and warrant shares in connection with the June Securities Purchase Agreement; and (ii) as a result of the token sale and purchase transactions under the BGDL Token S&P Agreement.

Our TRX token strategy generally involves from time to time, subject to market conditions, (i) issuing debt or equity securities or engaging in other capital raising transactions with the objective of using the proceeds to purchase TRX tokens, and (ii) acquiring TRX tokens with our liquid assets that exceed working capital requirements. We intend to fund further TRX token acquisitions primarily through issuances of common stock and a variety of fixed-income instruments, including debt, convertible notes and preferred stock. As of September 30, 2026, our authorized capital stock consists of 1,000,000,000 shares of Common Stock, and 10,000,000 shares of preferred stock, par value $0.0001 per share (the “Preferred Stock”), of which 1,000,000 shares are designated as Series A Preferred Stock and 5,000 shares of the Series A Preferred Stock are designated as convertible, and 100,000 shares are designated as Series B Preferred Stock, of which 100,000, are designated as convertible.

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

The primary focus of the business of the Company is the accumulation of TRX tokens with the goal to realize long-term value creation through price appreciation and staking yield. The sTRX token, being a derivative token that represents the “staked” TRX token, provides exposure to additional yield from standard TRX staking rewards and energy renting. The Company currently has no intention to use its TRX token reserve to support or finance its operating activities (save for the set-up of its SR node). However, the Company will not rule out the possibility of doing so in the future, subject to its business or financing needs. Further, save for the USDT (Tether) stablecoins received by the Company under the December SPA, the Company currently does not plan to hold any crypto assets other than TRX tokens and sTRX tokens which were obtained from TRX staking.

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

With respect to the $18,000,000 December SPA and related BGDL Token S&P Agreement, on January 22, 2026, the Company commenced buying $50,000 USDT worth of TRX tokens daily (price of which shall be reasonably determined with reference to the market price of TRX token on a global cryptocurrency trading platform on each day) which have been and will be delivered daily to the Treasury Wallet for 360 consecutive days. As of September 30, 2026, the Company had purchased approximately 39,117,189 TRX tokens under the BGDL Token S&P Agreement, of which 30,217,000 had been staked as of that date.

As of September 30, 2026, the Company held approximately 8,890,055 TRX tokens and approximately 572,923,310 sTRX tokens.

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

$200,000,000 At-the-Market Program

On October 14, 2026, the company entered into an At-the-Market (“ATM”) Sales Agreement under which we may sell shares of our common stock having an aggregate offering price of up to $200 million. As of the date hereof, the Company had not issued or sold any shares of common stock under the ATM program, and $200 million remained available for issuance thereunder.

Tron becomes Super Representative

On October 18, 2026, the Company (via its wholly owned subsidiaries) was successfully elected as one of the 27 Super Representative (“SR”) nodes on the TRON network, enabling participation in block production, transaction validation, and on-chain governance. As of the date hereof, the Company’s Super Representative (SR) node is one of the top ranked SRs. As an SR, the Company will receive rewards for production of blocks on the blockchain and voting, which will be accounted for as other income.

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

Tron International Limited, our wholly owned subsidiary incorporated in Hong Kong, was formed to support the blockchain network operations, including the operation of SR node on the TRON network.

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

Furthermore, on July 10, 2021, the CAC issued a revised draft of the Measures for Cybersecurity Review for public comment, which required that, among others, in addition to any “operator of critical information infrastructure”, any “data processor” controlling personal information of no less than one million users which seeks to list in a foreign stock exchange should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities. On December 28, 2021, the CAC, the National Development and Reform Commission (“NDRC”), and several other administrations jointly issued the revised Measures for Cybersecurity Review, which became effective and replaced the existing Measures for Cybersecurity Review on February 15, 2022. According to the Revised Review Measures, if an “online platform operator” that is in possession of personal data of more than one million users intends to list in a foreign country, it must apply for a cybersecurity review. Based on a set of Q&A published on the official website of the State Cipher Code Administration in connection with the issuance of the Revised Review Measures, an official of the said administration indicated that an online platform operator should apply for a cybersecurity review prior to the submission of its listing application with non-PRC securities regulators. Moreover, the CAC released the draft of the Regulations on Network Data Security Management in November 2021 for public consultation, which among other things, stipulates that a data processor listed overseas must conduct an annual data security review by itself or by engaging a data security service provider and submit the annual data security review report for a given year to the municipal cybersecurity department before January 31 of the following year. Although the Revised Review Measures have been effective since February 15, 2022, there remains limited guidance and substantial uncertainties exist with respect to their interpretation and implementation. It remains unclear whether a Hong Kong company which collects personal information from PRC individuals shall be subject to the Revised Review Measures. We do not currently expect the Revised Review Measures to have an impact on our business, our operations or our offerings as we do not believe that our subsidiary would be deemed to be an “operator of critical information infrastructure” or a “data processor” controlling personal information of no less than one million users, that would be required to file for cybersecurity review before listing in the U.S. However, there remains uncertainty in the interpretation and enforcement of relevant PRC cybersecurity laws and regulations. If our subsidiary is deemed to be an “operator of critical information infrastructure” or a “data processor” controlling personal information of no less than one million users, our operation and the listing of our Common Stock or other securities in the U.S. could be subject to CAC’s cybersecurity review.

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

Significant Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements for the nine months ended September 30, 2026 and 2025 and audited financial statements for the year ended December 31, 2025, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and the rules and regulations of the Securities and Exchange Commission. The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash and equivalents for purposes of the statement of cash flows. There were no cash equivalents as of September 30, 2026 or December 31, 2025.

Net Income per Common Share

Net income per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments such as options, warrants, convertible securities and preferred stock, unless the effect is to reduce a loss or increase earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Numerator:
Net income	$14,921,500	$12,174,266	$39,417,797	$12,995,535

Denominator:
Denominator for basic earnings per share - Weighted-average of shares of Common Stock issued and outstanding during the period	474,402,716	110,045,018	407,387,302	48,948,051
Denominator for diluted earnings per share	476,167,716	317,763,232	409,152,302	256,666,265

Net income per share
Basic	$0.03	$0.11	$0.10	$0.27
Diluted	$0.03	$0.04	$0.10	$0.05

Revenue Recognition

SRM Ltd generates its revenue from the sale of its products directly to the end user (“customer”).

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

Prepaid Expenses

The balance of prepaid expenses at September 30, 2026, was $821,614 consisting of deposits on orders of $221,465, prepaid insurance of $165,417, prepaid ATM offering expenses of $202,578, and other prepaid expenses of $129,819 and security deposits of $102,335. At December 31, 2025, the Company had a total of $511,615 in prepaid expenses, consisting of deposits on orders of $156,365, prepaid insurance of $152,470, other expenses of $100,445 and security deposits of $102,335.

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

The Company’s deferred tax liability at September 30, 2026, consisted primarily of unrealized market gains on its investments in digital assets and rewards derived from staking digital assets calculated using the statutory tax rate (21.0% for US and 16.5% for Hong Kong) equating to approximately $6,226,015.

The Company’s deferred tax assets at December 31, 2025 consisted of net operating loss carry forwards calculated using effective tax rates (21.0% for US and 16.5% for Hong Kong) equating to $3,253,925, less a valuation allowance in the amount of approximately $3,253,925 for the year ended December 31, 2025.

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

Recent Accounting Pronouncements

Segment Reporting

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, enhancing segment reporting requirements under ASC 280. This ASU aims to provide investors with more detailed information about a public entity’s reportable segments, including those with a single reportable segment. The Key Provisions include:

1.	Enhanced Expense Disclosures: Public entities must now disclose significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included in each reported measure of segment profit or loss.

2.	Disclosure of Other Segment Items: Entities are required to disclose an amount for “other segment items” by reportable segment, representing the difference between reported segment revenues and the sum of significant segment expenses and the reported measure of segment profit or loss. A qualitative description of the composition of these other segment items is also required. Interim Reporting Requirements: All annual disclosures about a reportable segment’s profit or loss and assets, including the new disclosures introduced by ASU 2023-07, must now be provided in interim periods as well.

3.	Single Reportable Segment Entities: Public entities with a single reportable segment are explicitly required to provide all segment disclosures mandated by ASC 280, including those introduced by ASU 2023-07. This clarification ensures that users receive comprehensive information about the entity’s operations and performance.

4.	Disclosure of CODM Information: Entities must disclose the title and position of the CODM and explain how the CODM uses the reported measure(s) of segment profit or loss in assessing performance and allocating resources.

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

Results of Operations

The following table provides selected financial data about us for the three and nine Months ended September 30, 2026 and 2025, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenue
Sales	$1,187,490	$1,104,293	$3,940,791	$3,536,856
Cost of Sales	813,295	806,395	2,957,708	2,680,220
Gross profit	374,195	297,898	983,083	856,636

Operating expense
General and administrative expenses	947,549	954,646	2,688,884	2,904,962

Total operating expenses	947,549	954,646	2,688,884	2,904,962
Operating loss	(573,354)	(656,748)	(1,705,801)	(2,048,326)

Other income / (expense)
Unrealized gain on digital asset investment	16,325,956	13,959,967	37,431,287	16,114,038
Unrealized Income from staking activities	3,180,424	2,258,770	9,512,852	2,303,539
Realized (loss) gain on digital assets	(106,228)	-	212,768	-
Interest income	77,811	71,497	227,797	96,822
Interest expense	(10,478)	(4,710)	(35,091)	(16,028)
Total other income (expense)	19,467,485	16,285,524	47,349,613	18,498,371

Net income before income tax	$18,894,131	15,628,776	45,643,812	$16,450,045

Provision for income tax
Current	-	-	-	-
Deferred	3,972,631	3,454,510	6,226,015	3,454,510
Net Income	$14,921,500	$12,174,266	$39,417,797	$12,995,535

Net (loss) per share:
Basic	$0.03	$0.11	$0.10	$0.27
Fully diluted	$0.03	$0.04	$0.10	$0.05

Weighted average number of shares
Basic	474,402,716	110,045,018	407,387,302	48,948,051
Fully diluted	476,167,716	317,763,232	409,152,302	256,666,265

For the three months ended September 30, 2026 and 2025

Revenues and Cost of Sales

We generated $1,187,490 in revenues for the three months ended September 30, 2026, compared to $1,104,293 revenues for the three months ended September 30, 2025. The increase is primarily due to the timing of commission income recognition and the timing of copyright revenue.

Operating Expenses and Other Income

Operating expenses for the three months ended September 30, 2026 and 2025 were $947,549 and $954,646, respectively. The operating expenses for the three months ended September 30, 2026, consisted of (i) marketing expense of $8,203, (ii) legal and professional fees of $45,244, (iii) amortization and depreciation of $8,051, (iv) rent and utilities of $92,989, (v) general and administrative expense of $765,365 which included salary and wages of $496,665 and (vi) $27,697 for Nasdaq and other related fees, versus the operating expenses for the three months ended September 30, 2025, (i) marketing expense of $42,202, (ii) legal and professional fees of $117,191, (iii) amortization and depreciation of $84,906, (iv) rent and utilities of $39,635, (v) general and administrative expense of $482,769 and (vi) $187,969 of Nasdaq and other related fees.

The Company had an unrealized gain on its digital asset investment of $16,325,956 due to the increase in market value of the digital asset, unrealized staking income from digital assets of $3,180,424, a $106,228 realized loss on change of fair value when TRX converted to sTRX and net interest income and expense of $67,333.

The Company had deferred income tax expense related to the unrealized gains and income related to its digital assets resulting in a deferred tax provision of $3,972,631.

Income/Losses

Net income was $14,921,500 for the three months ended September 30, 2026 and $12,174,266 for the three months ended September 30, 2025.

For the nine months ended September 30, 2026 and 2025

Revenues and Cost of Sales

We generated $3,940,791 in revenues for the nine months ended September 30, 2026 compared to $3,536,856 revenues for the nine months ended September 30, 2025. The increase is primarily due to relative price increases.

Operating Expenses and Other Income

Operating expenses for the nine months ended September 30, 2026 and 2025 were $2,688,884 and $2,904,962, respectively. The operating expenses for the nine months ended September 30, 2026, consisted of (i) marketing expense of $64,571, (ii) legal and professional fees of $117,565, (iii) amortization and depreciation of $44,221, (iv) rent and utilities of $219,649, (v) general and administrative expense of $2,160,151, which included salary and wages of $1,313,648 and (vi) $82,727 for Nasdaq and other related fees versus the operating expenses for the nine months ended September 30, 2025, which consisted of (i) marketing expense of $93,410, (ii) legal and professional fees of $371,559, (iii) amortization and depreciation of $244,447, (iv) rent and utilities of $69,773, (v) general and administrative expense of $1,387,921, (vi) Nasdaq and related fees of 248,912 and (vii) $488,966 of stock based compensation.

The Company had an unrealized gain on its digital asset investment of $37,431,287 due to the increase in market value of the digital asset, unrealized staking income from digital assets of $9,512,852, a $212,768 realized gain on change of fair value when TRX converted sTRX and net interest income and expense of $192,706.

Income/Losses

Net income was $39,417,797 for the nine months ended September 30, 2026 and $12,995,535 for the nine months ended September 30, 2025.

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

Liquidity and Capital Resources

As of September 30, 2026, we had approximately $8,576,619 in cash and cash equivalents, a decrease of $1,878,741 from the $10,455,360 we had as of December 31, 2025. As of September 30, 2026, we had approximately $15,747,323 in working capital, an increase of $3,989,806 from the $11,757,517 we had at December 31, 2025.

On October 14, 2026, the company entered into an ATM Sales Agreement under which we may sell shares of our common stock having an aggregate offering price of up to $200 million. As of September 30, 2026, the Company had not issued or sold any shares of common stock under the ATM program, and $200 million remained available for issuance thereunder.

Operating Activities:

Net cash used in our operating activities during the nine months ended September 30, 2026, totaled $1,906,741 compared to $1,015,685 used during the nine months ended September 30, 2025.

Financing Activities:

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

On January 8, 2026, the Black Anthem SPA closed, at which time, $18 million USDT (Tether) stablecoins were delivered to BGDL representing a prepayment on the purchase of the TRX tokens. During the nine months ended September 30, 2026, the Company purchased a total of approximately 39,117,189 TRX tokens with an aggregate price of $12,550,000 under the BGDL Token S&P Agreement. At September 30, 2026, the balance of the prepayment was $5,450,000.

During the nine months ended September 30, 2026, the Company had net cash provided by financing activities totaling $28,000 from the exercise of 50,000 options.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
10.1	Sales Agreement, dated as of October 14, 2026, between the Company and Clear Street LLC (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed October 14, 2026)
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1	Section 302 Certification by the Principal Executive Officer
31.2	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1 *	Section 906 Certification by the Principal Executive Officer
32.2 *	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101 *	Interactive Data File
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Tron Inc.

/s/ Richard Miller
Richard Miller
Dated: November 6, 2026	Chief Executive Officer (Principal Executive Officer)

